Form 10-Q
period 2021-09-30
Endurance Acquisition Corp.
filed 2021-11-15
CIK 1864891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-40810

Endurance Acquisition Corp.
(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-1599901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
630 Fifth Avenue, 20th Floor New York, NY	10111

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 585-8975

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Ticker Symbol	Name Of Each Exchange On Which Registered
Units, each consisting of one Class A Ordinary Share and one-half of one Warrant	EDNCU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	EDNC	The Nasdaq Stock Market LLC
Warrants, each exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	EDNCW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 15, 2021, the registrant had 20,000,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001, issued and outstanding.

ENDURANCE ACQUISITION CORP.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Financial Statements	1
	Condensed Balance Sheet as of September 30, 2021	1
	Condensed Statements of Operations for the three months ended September 30, 2021 and for the Period from April 23, 2021 (inception) through September 30, 2021	2
	Condensed Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2021 and for the Period from April 23, 2021 (inception) through September 30, 2021	3
	Condensed Statements of Cash Flows for the three months ended September 30, 2021 and for the Period from April 23, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24
Signatures		25

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Endurance Acquisition Corp.

Condensed Balance Sheet

(Unaudited)

September 30, 2021
Assets:
Current assets:
Cash on hand	$667,567
Prepaid expenses	654,038
Total current assets	1,321,605
Prepaid expenses, non-current	601,461
Marketable securities held in Trust Account	201,000,606
Total assets	202,923,672

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued costs and expenses	$121,599
Total current liabilities	121,599
Warrant liability	12,864,263
Deferred underwriting commissions	9,000,000
Total liabilities	21,985,862

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 20,000,000 shares and no shares at redemption value	201,000,606

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized;	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2021(1)	575
Additional paid-in capital	—
Accumulated deficit	(20,063,371)
Total shareholders’ equity	(20,062,796)
Total Liabilities and Shareholders’ Equity (Deficit)	$202,923,672
(1)	Includes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

Endurance Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

		For the period from
	For the	April 23, 2021
	Three Months ended	(Inception) to
	September 30,	September 30,
	2021	2021
Formation and operating costs	$36,444	$43,244
Loss from operations	(36,444)	(43,244)

Other income (expense)
Change in fair value of warrant liabilities	469,888	469,888
Transactions costs allocated to warrant liabilities	(573,057)	(573,057)
Interest income	606	606
Total other expense	(102,563)	(102,563)

Net loss	$(139,007)	$(145,807)

Weighted average Class A ordinary shares subject to possible redemption outstanding, basic and diluted	2,826,087	1,656,051
Basic and diluted net loss per ordinary share subject to possible redemption	$(0.02)	$(0.02)
Weighted average Class B ordinary shares outstanding, basic and diluted(1)	5,000,000	5,000,000
Basic and diluted net loss per non-redeemable ordinary share	$(0.02)	$(0.02)
(1)	Excludes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

Endurance Acquisition Corp.

Condensed Statements of Changes in Shareholders’ Equity

FOR THE PERIOD FROM APRIL 23, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

	Class A		Class B		Additional		Stockholders’
	Ordinary Share		Ordinary Share		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of April 23, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to initial shareholder(1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(6,800)	(6,800)
Balance as of June 30, 2021	—	—	5,750,000	575	24,425	(6,800)	18,200
Sale of 20,000,000 Units through public offering	20,000,000	2,000	—	—		—	2,000
Shares subject to redemption	(20,000,000)	(2,000)					(2,000)
Excess of private placement proceeds over fair value as capital contribution, net of amount deposited into Trust					848,914		848,914
Net loss	—	—	—	—	—	(139,007)	(139,007)
Subsequent remeasurement under ASC 480-10-S99					(873,339)	(19,917,564)	(20,790,903)

Balance as of September 30, 2021	—	$—	5,750,000	$575	$—	$(20,063,371)	$(20,062,796)
(1)	Includes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

Endurance Acquisition Corp.

Condensed Statement of Cash Flows

for the Period from April 23, 2021 (inception) through September 30, 2021

(Unaudited)

Cash flows from operating activities:
Net loss	$(145,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(606)
Offering costs allocated to warrants	573,057
Change in fair value of warrant liability	(469,888)
Changes in operating assets and liabilities:
Prepaid assets	(1,255,499)
Accrued expenses	1,430
Net cash used in operating activities	(1,297,313)

Cash flows from investing activities:
Investment of cash held in Trust Account	(201,000,000)
Net cash used in investing activities	(201,000,000)

Cash flows from financing activities:
Proceeds from initial public offering, net of costs	196,000,000
Proceeds from private placement	7,630,000
Proceeds from issuance of founder shares	25,000
Proceeds from issuance of promissory note to related party	1,000
Payment of promissory note	(148,372)
Payment of deferred offering costs	(542,748)
Net cash provided by financing activities	202,964,880

Net change in cash	667,567
Cash, beginning of the period	—
Cash, end of the period	$667,567

Supplemental disclosure of non-cash investing and financing activities
Deferred underwriting discount	$9,000,000
Accrued offering costs	$120,169
Initial classification of warrant liabilities	$13,334,151
Initial value of Class A ordinary shares subject to possible redemption	$201,000,000
Accretion of Class A ordinary shares subject to possible redemption	$606

The accompanying notes are an integral part of these unaudited condensed financial statements.

Endurance Acquisition Corp.

Notes to Interim Condensed Financial Statements

Unaudited

Note 1— Organization, Business Operations and Liquidity

Endurance Acquisition Corp. (the “Company”) is a newly incorporated blank check company incorporated as a Cayman Islands exempted company on April 23, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While the Company may pursue an initial Business Combination target in any industry or geographic location, the Company intends to focus its search for a target business operating in data infrastructure and analytics, with a primary focus on space and wireless industries and related technology and services, which the Company refers to as “space-based tech” businesses.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from April 23, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (the “IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liabilities as other income (expense).

The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Endurance Antarctica Partners, LLC, a Cayman Islands limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on September 14, 2021 (the “Effective Date”). On September 17, 2021, the Company’s consummated the IPO of 20,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3 (the “Initial Public Offering”), generating gross proceeds to the Company of $200,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 7,630,000 warrants (the “Private Placement Warrants”) to the Sponsor and Cantor Fitzgerald & Co. (“Cantor”), at a price of $1.00 per Private Placement Warrant in a private placement, generating gross proceeds to the Company of $7,630,000.

Transaction costs amounted to $13,810,289 consisting of $4,000,000 of underwriting commissions, $9,000,000 of deferred underwriting commissions, and $810,289 of other offering costs. In addition, September 30, 2021, $667,567 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Trust Account

Following the closing of the IPO on September 17, 2021, $201,000,000 ($10.05 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”) and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Based on current interest rates, the Company estimates that the interest earned on the Trust Account will be approximately $40,200 per year, assuming an interest rate of 0.02% per year. The Company will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any. The funds held in the Trust Account will not otherwise be released from the Trust Account until the earliest of: (1) the completion of the initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend its amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination within 18 months from the closing of the IPO, or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares; and (3) the redemption of the public shares if the Company has not completed an initial Business Combination within 18 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which would have priority over the claims of the public shareholders.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

The Company’s Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the value of the trust account (excluding the amount of any deferred underwriting discount held in trust and taxes payable on the income earned on the trust account). However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Initial Business Combination

The Company will provide the holders of Class A ordinary shares with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a general meeting called to approve the Business Combination or (2) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or Nasdaq listing requirement. The shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of its initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially $10.05 per public share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

The Class A ordinary shares subject to redemption are recorded at a redemption value and classified as temporary equity, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will have 18 months from the closing of the IPO (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period or during any extension period approved by the Company’s shareholders (an “Extension Period”), the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Class A ordinary shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period or during any Extension Period.

The initial shareholders, directors, officers and advisors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive: (i) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with the completion of the initial Business Combination; (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination within 18 months from the closing of this offering or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares; and (iii) their rights to liquidating distributions from the trust account with respect to any founder shares they hold if the Company fails to complete the initial Business Combination within 18 months from the closing of this offering or during any Extension Period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame). Each of the Company’s anchor investors has entered into an investment agreement with the Company pursuant to which they have agreed that any founder shares held by them are (i) not entitled to redemption rights in connection with the completion of the initial Business Combination or in connection with a shareholder vote to amend the amended and restated memorandum and articles of association and (ii) not entitled to liquidating distributions from the trust account with respect to any founder shares the anchor investor holds in the event the Company fails to complete the initial Business Combination within 18 months from the closing of this offering or during any Extension Period.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than its independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.05 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such obligations.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $667,567 in its operating bank account, and working capital of $1,200,006.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2— Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on June 15, 2021. The interim results for the three months ended September 30, 2021 and or the period from April 23, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $667,567 in cash as of September 30, 2021. The Company did not have any cash equivalents as of September 30, 2021.

Marketable Securities Held in Trust Account

As of September 30, 2021, the assets held in the Trust Account were held in cash. At September 30, 2021, the Company had $201,000,606 in cash held in the Trust Account.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2021, the Company had not experienced losses on this account.

Offering Costs associated with the Initial Public Offering

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are charged to shareholders’ equity. The Company incurred offering costs amounting to $13,810,289 as a result of the Initial Public Offering consisting of $4,000,000 of underwriting commissions, $9,000,000 of deferred underwriting commissions, and $810,289 of other offering costs.

The Company recorded $13,237,232 of offering costs as a reduction of equity in connection with the Class A ordinary shares included in the Units. The Company immediately expensed $573,057 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As a result of recent guidance to Special Purpose Acquisition Companies by the SEC regarding redeemable equity instruments, the Company revisited its application of ASC 480-10-S99 on the Company’s financial statements. Subsequent to the re-evaluation, the Company’s management concluded that all of its Public Shares should be classified as temporary equity. Accordingly, 20,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability methods, as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized, or liability is settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 17,630,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary shares is the same as basic net income per ordinary shares for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended		For the Period from April 23, 2021
	September 30, 2021		(Inception) to September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$(50,197)	$(88,810)	$(36,277)	$(109,530)

Denominator:
Weighted-average shares outstanding	2,826,087	5,000,000	1,656,051	5,000,000
Basic and diluted net income per share	$(0.02)	$(0.02)	$(0.02)	$(0.02)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A ordinary shares.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3— Initial Public Offering

On September 17, 2021, the Company consummated its IPO of 20,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Following the closing of the IPO on September 17, 2021, $201,000,000 ($10.05 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants, was placed in a Trust Account and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

All of the 20,000,000 Class A ordinary share sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity.

The Class A ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.  The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary share resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the ordinary share reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$201,000,000
Less:
Proceeds allocated to Public Warrants	(7,553,065)
Ordinary share issuance costs	(13,237,232)
Plus:
Accretion of carrying value to redemption value	20,790,297
Interest income	606
Contingently redeemable ordinary share	$201,000,606

Note 4— Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor and Cantor purchased an aggregate of 7,630,000 Private Placement Warrants,of which 6,630,000 Private Placement Warrants were purchased by the Sponsor and 1,000,000 Private Placement Warrants were purchased by Cantor, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $7,630,000 in the aggregate, in a private placement.

The Private Placement Warrants will not be redeemable by the Company (except as described in Note 1) so long as they are held by the Sponsor, Cantor or their permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor, Cantor or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO. The Sponsor, as well as its permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis.

A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period or during any Extension Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, except as described above, the Private Placement Warrants are non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Shareholders or Cantor or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Note 5—Related Party Transactions

Founder Shares

On April 26, 2021, the Sponsor purchased 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the number of founder shares issued. 750,000 founder shares were forfeited by the Sponsor on October 29, 2021 after the underwriters’ over-allotment option expired without being exercised.

In connection with the IPO, the anchor investors, collectively, acquired from the Sponsor an aggregate of 1,250,000 Founder Shares, with an aggregate fair value of $9,807,176. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering costs were allocated to the separable financial instruments (i.e., public shares and Public Warrant) issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the public shares were charged to shareholders’ equity upon the completion of the IPO.

Promissory Note—Related Party

The Sponsor issued a promissory note allowing the Company to borrow up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of this offering. The Company had borrowed $148,372 under promissory note, which was fully repaid on September 17, 2021.

Working Capital Loans

In addition, in order to fund any working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, it may repay such loaned amounts out of the proceeds of the trust account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor and Cantor. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor or certain of its directors and officers as the Company does not believe third parties will be willing to loan such funds and provide a waiver of any and all rights to seek access to funds in the trust account. At September 30, 2021, no such Working Capital Loans were outstanding.

Consulting and Management Fees

After the initial Business Combination, members of the Company’s management team who remain with the Company may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to the shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to the shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider the initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

Secretarial and Administrative Services

On September 14, 2021, the Company entered into an Administrative Services Agreement pursuant to which it will also pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or a liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2021 and for the period from April 23, 2021 (inception) to September 30, 2021, the Company paid $5,333 under the Administrative Services Agreement.

Note 6— Warrant Liabilities

At September 30, 2021, the Company had 17,630,000 warrants outstanding (10,000,000 Public Warrants and  7,630,000 Private Placement Warrants).

Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummate its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $10.00 per share redemption trigger price described below under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating thereto is current, subject to the Company’s satisfying its obligations described below with respect to registration, or a valid exemption from registration is available, including in connection with a cashless exercise permitted as a result of a notice of redemption described below under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00”. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC, and within 60 business days following the initial Business Combination to have declared effective, a post-effective amendment to the registration statement for the IPO or a new registration statement for the registration, under the Securities Act, covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.

Once the warrants become exercisable, the Company may redeem the warrants (except as described herein with respect to the private placement warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within any 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”).

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Class A ordinary shares;

●	if, and only if, the Reference Value equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant); and

●	if the Reference Value is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), then the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

The “fair market value” of the Class A ordinary shares shall mean the volume weighted average price of the Class A ordinary shares as reported during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. This redemption feature differs from the warrant redemption features used in some other blank check offerings. The Company will provide its warrant holders with the final fair market value no later than one business day after the 10-trading day period described above ends. In no event will the warrants be exercisable on a cashless basis in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

The Company accounted for the Public Warrants and Private Placement Warrants as liabilities in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. Because the Company does not control the occurrence of events, such as a tender offer or exchange that may trigger cash settlement of the warrants where not all of the shareholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, and as such, the warrants must be recorded as derivative liability.

Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815—40, and thus the Private Placement Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon issuance of the warrants at the closing of the IPO. Accordingly, the Company classified each warrant as a liability at its fair value. The Public

Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined with the assistance of a professional independent valuation firm. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification of the warrants at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Place Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Note 7— Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Placement Warrants and any warrants that may be issued on conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to the Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights until five years after the effective date of the registration statement of which this prospectus forms a part and may not exercise their demand rights on more than one occasion.

Underwriting Agreement

The underwriters have a 45-day option from the date of the IPO to purchase up to an additional 3,000,000 Units to cover over-allotments, if any.

On September 17, 2021, the Company paid a cash underwriting discount of 2.0% per Unit, or $4,000,000. Upon completion of the initial Business Combination, 4.5% per Unit, or  $9,000,000, which constitutes the underwriters’ deferred commissions will be paid to the underwriters from the funds held in the trust account, and the remaining funds, less amounts used to pay redeeming shareholders, will be released to the Company and can be used to pay all or a portion of the purchase price of the business or businesses with which the initial Business Combination occurs or for general corporate purposes, including payment of principal or interest on indebtedness incurred in connection with the initial Business Combination, to fund the purchases of other companies or for working capital. The underwriters will not be entitled to any interest accrued on the deferred underwriting discounts and commissions.

Note 8— Shareholders’ Equity

Preference Shares

The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share. At September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 20,000,000 Class A ordinary shares issued or outstanding, all of which are subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each ordinary share. At September 30, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding, of which 750,000 shares are subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full so that the founder shares will represent.

The Sponsor, officers, directors, advisors and anchor investors have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (1) one year after the completion of the initial Business Combination; and (2) subsequent to the initial Business Combination (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (except with respect to permitted transferees as described herein. Any permitted transferees will be subject to the same restrictions and other agreements of the Sponsor with respect to any founder shares.

The founder shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the IPO and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of all ordinary shares issued and outstanding upon the completion of the IPO plus all Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination. The term “equity-linked securities” refers to any debt or equity securities that are convertible, exercisable or exchangeable for the Class A ordinary shares issued in a financing transaction in connection with the initial Business Combination, including but not limited to a private placement of equity or debt.

Note 9— Fair Value of Financial Instruments

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy described above. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The fair value of the Company’s prepaid expenses and accrued offering costs and expenses approximate the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account
	$201,000,606	$201,000,606	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$7,287,568	$—	$—	$7,287,568
Warrant liabilities – Private Placement Warrants	5,576,695	—	—	5,576,695
	$12,864,263	$—	$—	$12,864,263

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Total Warrant
	Warrants	Warrants	Liabilities
Fair value as of April 23, 2021 (inception)	$—	$—	$—
Initial measurement on September 17, 2021	5,781,086	7,553,065	13,334,151
Change in fair value of warrant liabilities	(204,391)	(265,497)	(469,888)
Fair value as of September 30, 2021	$5,576,695	$7,287,568	$12,864,263

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from April 23, 2021 (inception) through September 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2021:

Input	September 30, 2021	September 17, 2021
Exercise price	$11.50	$11.50
Unit price	$10.00	$10.00
Volatility	13.0	13.3%
Expected term of the warrants	6.32 years	6.36 years
Risk-free rate	1.20	1.08%
Dividend yield	0	0

Note 10— Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statement was issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “our,” “us,” and “Company” refer to Endurance Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to our “Sponsor” refer to Endurance Antarctica Partners, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (our “IPO”), which was filed with the Securities and Exchange Commission (the “SEC”) on September 16, 2021. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on April 23, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to as a Business Combination. We completed our IPO on September 17, 2021, which is described below under “Liquidity and Capital Resources.”

While we may pursue an initial business combination target in any industry, we intend to focus our search on companies that meet our acquisition target characteristics within the space and wireless technologies industries, specifically sectors that support data infrastructure, data analytics and big data. Sectors that are reflective of these themes include Platforms and Sensors, Mobile Communications, Internet of Things and AI and Big Data Analytics sectors, which we refer to collectively as our target sectors. We believe there are dozens of companies within our target sectors that could benefit from access to the public markets, fit our investment criteria and could benefit from our management team’s global relationships and decades of sector expertise.

Since completing our IPO, we have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We intend to effectuate a Business Combination using cash from the proceeds of our IPO and the sale of the Private Placement Warrants (as defined below), our shares, debt, or a combination of cash, shares and debt.

Results of Operations

For the period from April 23, 2020 (inception) through September 30, 2021, we had a net loss of $145,807 which consists of formation costs of $43,244, unrealized gain from change in fair value of warrant liabilities of $469,888, transaction costs allocated to warrant liabilities of $573,057, and interest income of $606.

For the three months ended September 30, 2021, we had a net loss of $139,007 which consists of formation costs of $36,444, unrealized gain from change in fair value of warrant liabilities of $469,888, transaction costs allocated to warrant liabilities of $573,057, and interest income of $606.

Our business activities during the quarter consisted primarily of organizational activities and those necessary to prepare for and complete our IPO and, subsequent to our IPO, identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by March 17, 2023. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for a target and completing a Business Combination.

Liquidity and Capital Resources

As of September 30, 2021, we had $667,567 in our operating bank account, and working capital of $1,200,006.

For the period from April 23, 2021 (Inception) through September 30, 2021, cash used in operating activities was $1,297,313.

Our liquidity needs up to the completion of our IPO on September 17, 2021 had been satisfied through a payment from our Sponsor of $25,000 for 5,750,000 Founder Shares (as defined below) and the loan under an unsecured promissory note from the Sponsor of $148,372. The promissory note was fully repaid as of September 17, 2021.

On September 17, 2021, we consummated our IPO of 20,000,000 units (the “Units”). The Units were sold at a price of $10.00 per Unit, generating aggregate gross proceeds of $200,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 7,630,000 warrants (the “Private Placement Warrants”) to our Sponsor and Cantor Fitzgerald & Co. (“Cantor”), one of the underwriters for our IPO. The Private Placement Warrants were sold at a price of $1.00 per Private Placement Warrant, generating aggregate gross proceeds of $7,630,000.

Following the IPO and the sale of the Private Placement Warrants, a total of $201,000,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in a U.S.-based trust account (the “Trust Account”) established for the benefit of the Company’s public shareholders maintained by Continental Stock Transfer & Trust Company, acting as trustee. Transaction costs of the IPO amounted to $13,810,289 consisting of $4,000,000 of underwriting discounts and commissions, $9,000,000 of deferred underwriting discounts commissions and $810,289 of other cash offering costs, including $ 148,372 in repayment of the unsecured promissory note to our Sponsor. In addition, as of September 30, 2021, $667,567 of cash was held outside of the Trust Account and is available for working capital purposes. The funds in the trust account are invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our taxes. We expect the only taxes payable by us out of the funds in the Trust Account will be income and franchise taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor and Cantor. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor or certain of our directors and officers as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of September 30, 2021, there were no amounts outstanding under any such working capital loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, administrative and support services, provided to the Company. We began incurring these fees on September 15, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

The underwriters are entitled to a deferred discount of $0.45 per unit, or $9,000,000 in the aggregate. The deferred discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

Warrant Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Financial Accounting Standards Board (“FASB”) ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A ordinary shares.

The Company accounts for the private placement warrants as warrant liabilities due to certain features contained in the warrant agreements that give rise to liability treatment. The Public Warrants are treated as equity as they do not meet the definition of a warrant liability.

Net Loss Per Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 17,630,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended September 30, 2021 and or the period from April 23, 2021 (inception) through September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary shares is the same as basic net income per ordinary shares for the periods.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings outside the ordinary course of our business.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our final prospectus for our IPO filed with the SEC on September 16, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on September 16, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On April 26, 2021, our Sponsor subscribed for an aggregate of 5,750,000 Class B ordinary shares (the “Founder Shares”), par value $0.0001 per share, for an aggregate purchase price of $25,000 or approximately $0.004 per share. On June 7, 2021, our Sponsor transferred 25,000 Founder Shares to Mitsui & Co., LTD, an advisory board member. On August 13, 2021, our Sponsor transferred 35,000 Founder Shares to each of Gary D. Begeman, Henry E. Dubois and Michael Leitner, our independent directors, and 25,000 Founder Shares to each of Eddie Kato and Simon Cathcart, our advisory board members. Up to 750,000 Founder Shares are subject to forfeiture by our Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On September 17, 2021, our Sponsor sold 1,250,000 Founder Shares to the anchor investors who purchased units in the IPO at their original purchase price of approximately $0.004 per share. On October 29, 2021, our Sponsor forfeited 750,000 Founder Shares following the expiration of the underwriters’ over-allotment option, which was not exercised.

On September 17, 2021, simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 7,630,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, to the Sponsor, which purchased 6,630,000 Private Placement Warrants, and Cantor, the representative of the underwriters, which purchased 1,000,000 Private Placement Warrants, generating gross proceeds to the Company of $7,630,000 in the aggregate. The Sponsor will purchase up to an additional 600,000 Private Placement Warrants if the underwriters’ over-allotment option is exercised.

The sales of the Founder Shares and Private Placement Warrants by the Company were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On September 17, 2021, we consummated our IPO of 20,000,000 Units. We also granted the underwriters a 45-day over-allotment option to purchase 3,000,000 additional Units at the initial public offering price, which was not exercised. Each Unit consists of one Class A ordinary share and one-half of one warrant of the Company, with each whole warrant entitling the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to certain adjustments. The Units were sold at a price of $10.00 per unit, generating aggregate gross proceeds to the Company of $200,000,000. Cantor acted as the sole book-running manager, and Truist Securities acted as the lead manager, for our IPO. The securities sold in our IPO were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-259098). The registration statement became effective on September 14, 2021.

Following the IPO and the sale of the Private Placement Warrants, a total of $201,000,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in the Trust Account. Transaction costs of the IPO amounted to $13,810,289, consisting of $4,000,000 of underwriting discounts and commissions, $9,000,000 of deferred underwriting discounts and commissions and $810,289 of other cash offering costs. In addition, as of September 30, 2021, $667,567 of cash was held outside of the Trust Account and is available for working capital purposes.

For a description of the use of the net proceeds from our IPO, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2021)

4.1	Specimen Unit Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1, filed on September 13, 2021)

4.2	Specimen Class A Ordinary Share Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-1, filed on September 13, 2021)

4.3	Specimen Warrant Certificate (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2021)

4.4

Warrant Agreement, dated September 14, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2021)

10.1

Letter Agreement, dated September 14, 2021, among the Company, the Sponsor and the Company’s officers and directors (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2021)

10.2

Investment Management Trust Agreement, dated September 14, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2021)

10.3

Registration Rights Agreement, dated September 14, 2021, among the Company, the Sponsor, Cantor and certain other security holders named therein (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2021)

10.4

Administrative Services Agreement, dated September 14, 2021, between the Company and Antarctica Data Partners, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2021)

10.5

Sponsor Warrants Purchase Agreement, dated September 14, 2021, between the Company and the Sponsor (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2021)

10.6

Private Warrants Purchase Agreement, dated September 14, 2021, between the Company and Cantor (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2021)

10.7

Form of Indemnity Agreement between the Company and each of its officers and directors (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2021)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheet; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Changes in Shareholders’ Equity; (iv) Condensed Statement of Cash Flows; and (v) Notes to Interim Condensed Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Endurance Acquisition Corp.

Date: November 15, 2021	By:	/s/ Richard C. Davis
Richard C. Davis
Chief Executive Officer
(principal executive officer)

Date: November 15, 2021	By:	/s/ Romeo A. Reyes
Romeo A. Reyes
Chief Financial Officer
(principal financial and accounting officer)