Form 10-K
period 2021-12-31
Endurance Acquisition Corp.
filed 2022-03-31
CIK 1864891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-40810

Endurance Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1599901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

630 Fifth Avenue, 20th Floor

New York, NY 10111

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (646) 585-8975

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-half of one redeemable warrant	EDNCU	The Nasdaq Stock Market LLC
Class A Ordinary Shares	EDNC	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	EDNCW	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2021. The registrant’s units begin trading on the Nasdaq Stock Market on September 15, 2021 and the registrant’s ordinary shares and warrants began trading on the Nasdaq Stock Market on November 4, 2021. The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on December 31, 2021, as reported on the Nasdaq Stock Market was $199,600,000.

As of March 30, 2022, the registrant had 20,000,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,000,000 Class B Ordinary Shares, par value $0.0001 per share, issued and outstanding.

ENDURANCE ACQUISITION CORP.

Annual Report on Form 10-K for the year ended December 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and shareholder value are beyond our ability to control or predict.

Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination with SatixFy Communications Ltd. or any other initial business combination;
●	the failure to satisfy the conditions to the consummation of the transactions, including the adoption of the Business Combination Agreement by our shareholders, the satisfaction of the minimum trust account amount following redemptions by our public shareholders and the receipt of certain governmental and regulatory approvals;
●	the lack of a third party valuation in determining whether or not to pursue our initial business combination with SatixFy Communications Ltd;
●	the occurrence of any event, change or other circumstance that could give rise to the termination of the Business Combination Agreement;
●	the effect of the announcement or pendency of the transactions on SatixFy’s relationships, operating results, and business generally;
●	risks that the proposed transactions disrupt current plans and operations of SatixFy;
●	the outcome of any legal proceedings that may be instituted against SatixFy or us related to the Business Combination Agreement or the proposed transactions;
●	the ability to maintain the listing of SatixFy’s securities on a national securities exchange;
●	changes in the competitive and regulated industries in which SatixFy operates, variations in operating performance across competitors, changes in laws and regulations affecting SatixFy’s business and changes in the combined capital structure;
●	the ability to implement business plans, forecasts, and other expectations after the completion of the proposed transactions, and identify and realize additional opportunities;

●	the effects of natural disasters, terrorist attacks and the spread and/or abatement of infectious diseases, such as COVID-19, on the proposed transactions or on the ability to implement business plans, forecasts, and other expectations after the completion of the proposed transactions;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses and the space-based tech industry;
●	the ability of our directors and officers to generate a number of potential business combination opportunities;
●	our public securities’ liquidity and trading;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Definitions

Unless otherwise stated in this prospectus or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association;
●	“anchor investors” are the qualified institutional buyers or institutional accredited investors which are not affiliated with us, our sponsor, our directors or any member of our management that purchased an aggregate of 20,000,000 Units in our IPO (as defined below) and who purchased from our sponsor an aggregate of 1,250,000 founder shares at their original purchase price of approximately $0.004 per share;
●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“directors” are to our current members of our board of directors;
●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of equity or debt;
●	“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our IPO and our Class A ordinary shares that will be issued upon the conversion thereof as provided herein;
●	“IPO” are to our initial public offering of units consisting of Class A ordinary shares and public Warrants (“Units”);
●	“initial shareholders” are to our sponsor and the other holders of our founder shares prior to our IPO;
●	“letter agreement” are to the letter agreement, the form of which is filed as an exhibit to the registration statement for our IPO;
●	“management” or our “management team” are to our directors and officers;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“private placement warrants” are to the warrants issued to our sponsor and Cantor Fitzgerald & Co. in a private placement simultaneously with the closing of our IPO;
●	“public shareholders” are to the holders of our public shares, including our sponsor, directors and officers to the extent our sponsor, directors or officers purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;
●	“public shares” are to our Class A ordinary shares sold as part of our IPO (whether they were purchased in this our IPO or thereafter in the open market);
●	“sponsor” are to Endurance Antarctica Partners, LLC, a Cayman Islands limited liability company;
●	“warrants” or “public warrants” are to our redeemable warrants sold as part of the units in our IPO (whether they are purchased in our IPO or thereafter in the open market); and
●	“we,” “us,” “our “ or our “company” are to Endurance Acquisition Corp., a Cayman Islands exempted company.

All references in this Annual Report on Form 10-K to shares of the company being forfeited shall take effect as surrenders for no consideration of such shares as a matter of Cayman Islands law. All references to the conversion of our Class B ordinary shares shall take effect as a redemption of such Class B ordinary shares and issuance of the corresponding Class A ordinary shares as a matter of Cayman Islands law. Any share dividends described in this prospectus shall take effect as share capitalizations as a matter of Cayman Islands law.

Summary Risk Factors

Our company is subject to numerous risks described in the section entitled “Risk Factors” and elsewhere in this Annual Report. You should carefully consider these risks before making an investment. Some of these risks relating to our business objectives, our organization and structure include:

●	We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	There can be no assurance as to the amount of units that any of the anchor investors from our initial public offering have retained or will retain prior to or upon consummation of our initial business combination, and our initial shareholders and the anchor investors control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support;
●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
●	If we seek shareholder approval of our initial business combination, our initial shareholders, directors, and officers, and advisors have agreed to vote in favor of such initial business combination, and the anchor investors have agreed to vote any founder shares held by them in favor of such initial business combination, regardless of how our public shareholders vote.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic and other events and the status of debt and equity markets.
●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.05 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.05 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.
●	We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
●	We may be able to complete only one business combination with the proceeds of our IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
●	Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose your ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

PART I

Item 1.     Business.

General

In this Annual Report on Form 10-K, references to the “Company” and to “we,” “us,” and “our” refer to Endurance Acquisition Corp.

We are a blank check company incorporated on April 23, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. While we may pursue an initial business combination target in any industry, we intend to focus our search on companies that meet our acquisition target characteristics within the space and wireless technologies industries, specifically sectors that support data infrastructure, data analytics and big data. Sectors that are reflective of these themes include Platforms and Sensors, Mobile Communications, Internet of Things and AI and Big Data Analytics sectors, which we refer to collectively as our target sectors.

On March 8, 2022, we entered into a business combination agreement (the “Business Combination Agreement”) with SatixFy Communications Ltd., a limited liability company organized under the laws of the State of Israel (“SatixFy”), and SatixFy MS, a Cayman Islands exempted company and a direct, wholly owned subsidiary of SatixFy (“Merger Sub”). Pursuant to the Business Combination Agreement, Merger Sub will merge with and into the Company (the “Business Combination”), with the Company surviving the Business Combination as a wholly-owned subsidiary of SatixFy.

At the effective time of the Business Combination (the “Effective Time”), (i) each Company Class A ordinary share, par value $0.0001 per share (excluding treasury shares, redeeming shares and dissenting shares), will be exchanged for one ordinary share of SatixFy and (ii) each outstanding warrant of the Company will be assumed by SatixFy and will become a warrant exercisable for one ordinary share of SatixFy (subject the terms and conditions of the Warrant Assumption Agreement).

Prior to the Effective Time, each preferred share of SatixFy will be converted into one ordinary share of SatixFy. Immediately following such preferred share conversion but prior to the Effective Time, each issued and outstanding ordinary share of SatixFy will be converted into a number of SatixFy ordinary shares (the “Pre-Closing Recapitalization”) determined by multiplying each then issued and outstanding ordinary share by the quotient of (a) the Adjusted Equity Value Per Share and (b) $10.00 (the “Exchange Ratio”). Additionally, immediately following the Pre-Closing Recapitalization but prior to the Effective Time, each SatixFy option outstanding and unexercised immediately prior to the Effective Time, will be adjusted by multiplying the number of SatixFy ordinary shares subject to such option by the Exchange Ratio and the per share exercise price will determined by dividing the exercise price of such option immediately prior to the Effective Time by the Exchange Ratio. In addition, immediately following the Pre-Closing Recapitalization but prior to the Effective Time, each SatixFy warrant will be adjusted by multiplying the number of SatixFy ordinary shares subject to such warrant by the Exchange Ratio and the per share exercise price will be determined by dividing the per share exercise price of such warrant immediately prior to the Effective Time by the Exchange Ratio. Each SatixFy warrant issued and outstanding will be exercised on a cashless basis assuming a then price per share equal to $10.00, and no SatixFy warrants shall survive after the Effective Time.

The consummation of the proposed Business Combination is subject to certain conditions as further described in the Business Combination Agreement.

For more information about the Business Combination Agreement and the proposed Business Combination, see our Current Report on Form 8-K filed with the SEC on March 8, 2022, and subsequent filings with the SEC. Unless specifically stated, this Form 10-K does not give effect to the proposed Business Combination and does not contain a description of the risks associated with the Business Combination. Such risks and effects relating to the proposed Business Combination will be described in a Form F-4 registration statement to be filed by SatixFy. The registration statement on Form F-4 will also contain a description of the business, operations, financial condition, management, governance, capitalization and other materials terms of the combined company following the business combination as well as information on the redemption process and the shareholders’ meeting to approve the transaction.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating SatixFy, we considered a variety of factors, including the following:

●	multiple meetings with SatixFy’s management team and representatives regarding operations, intellectual property, technical, regulatory compliance and financial prospects, among other customary due diligence matters;
●	industry-related financial information and consulted with industry experts;
●	SatixFy’s business model and historical audited and unaudited financial statements, among other financial information;
●	financial projections provided by SatixFy’s management and the assumptions underlying those projections;
●	SatixFy’s readiness to operate as a publicly-traded company;
●	SatixFy’s material business contracts and certain other legal and commercial diligence; and
●	other financial aspects of SatixFy and the Business Combination.

These criteria are not intended to be exhaustive. In evaluating SatixFy, we conducted an extensive due diligence review, which encompassed the factors above as well as other considerations deemed relevant by our management.Our Strategy

We believe there are dozens of companies within our target sectors that could benefit from access to the public markets, fit our investment criteria and could benefit from our management team’s global relationships and decades of sector expertise. Our target sectors are expected to benefit from a large and rapidly growing total addressable market (“TAM”), with global space industry revenues expected to grow from $378 billion in 2020 to more than $1.05 trillion by 2040, according to Morgan Stanley research from July 2020. We anticipate that much of this growth will come from our target sectors, fueled by the increased affordability of rocket launches, equipment and bandwidth, as well continued technological advancements. We believe that these developments will create new or expand existing markets in support of the modern digital economy and broader expansion of wireless communications infrastructure. Bryce Space & Technology, in its 2021 Start-up Space report, tracks almost $22 billion in financings done as early stage or venture capital investments from 2015 to 2020. Following this period of meaningful venture-like investment, we believe there are a number of companies that have now entered into a phase where they have established business models but are in need of growth capital and industry contacts to support the build-out and scaling of their platforms.

We plan to leverage our management team’s, directors’ and advisors’ extensive experience in our target sectors, including robust networks of business owners, company executives, board members, investment bankers, attorneys, venture capital and private equity investors, consultants and others to seek to identify attractive initial business combination opportunities. We believe this approach, and our management team’s deep transactional experience across a variety of subsectors within our target sectors, will enhance our ability to identify attractive initial business combination opportunities and to provide strategic assistance as significant shareholders or potentially as directors following such initial business combination in order to continue to create value for our shareholder following the initial business combination. Our independent directors also have significant experience in our target sectors, including in connection with acquisitions, divestitures, corporate strategy, technology and operations. We expect their experience and networks will enhance our management team’s ability to source, underwrite and negotiate potential initial business combinations.

Antarctica Capital

The members of our management team are founders, partners or employees of Antarctica Capital or its affiliates, including Antarctica Data Partners. Antarctica Capital is an international private equity firm headquartered in New York with offices in the UK and India. Antarctica Capital is a registered investment advisor and is dedicated to investments in private markets and real assets and the establishment of permanent capital vehicles to leverage this investment focus. Antarctica Capital’s investment approach emphasizes partnering with leading management teams, deep knowledge of industry and target company dynamics, conviction around specific trends, and the pursuit of catalyst-driven market opportunities. The firm has an absolute return focus, which leads the firm to rigorously evaluate and build conviction around idiosyncratic investment opportunities and build value through the implementation of its investment strategies, such as SIGA®, SARO® and SEREY™.

Antarctica Data Partners, LLC (“ADP”), an affiliate of Antarctica Capital, is an alternative asset manager that addresses the need for investment capital in growth-phase companies with disruptive business plans in our target sectors. ADP recently made an investment in EarthDaily Analytics Corp., a data analytics company in the earth observation sector that plans to launch a constellation of scientific grade spectral imagery satellites that will map the world’s landmass on a daily basis.

Our Management Team

Our management team is led by Richard C. Davis, our Chief Executive Officer, and Graeme Shaw, our Chief Technical Officer, who have worked together for more than a decade as domain experts providing strategic and technical advice in the space and wireless industries. Between the two of them, they have advised clients on acquisition of assets, introductions to capital sources, procuring and negotiating launch vehicles and satellite purchases or sales, and provided other strategic advice on transactions valued at over $26 billion globally. Over the past ten years, they have worked with numerous companies in our target sectors to design, deploy and market data infrastructure and analytics. In many cases, they have not only provided strategic advice that allowed these companies to raise significant capital, they have also introduced their clients to investors and strategic partners to help these companies accelerate their growth. We believe this history of working together and utilizing their complementary skill sets and networks to advise and assist their clients in meeting their strategic and operational initiatives, positions them well to identify attractive targets and allow the target company to benefit from their skill sets following the initial business combination. This potentially makes us more attractive to potential targets as we can be viewed as strategic partners in addition to a capital source and avenue to go public. Messrs. Davis and Shaw recently partnered with Antarctica Capital to form ADP which recently made a controlling investment in EarthDaily Analytics Corp.

Messrs. Davis and Shaw have known and worked with Romeo A. Reyes, our Chief Financial Officer, for more than a decade. Mr. Reyes has spent his career as an investment banker and leveraged finance research analyst focused on space and communications companies. In those roles, he has amassed three decades of experience that provides him insight into how public markets will value companies and how to optimize the capital structures of those companies for success. In his role as an equity and leveraged finance research analyst, Mr. Reyes interfaced with dozens of technology, media and telecommunications (“TMT”) management teams and institutional debt and equity investors, as well as private equity firms, with whom he continues to maintain close working relationships. Over his career, as an investment banker and as a senior leveraged finance research analyst, Mr. Reyes has been intricately involved in the diligence, distribution and post-pricing support of over $20 billion in transaction volume. In the wireless space, Mr. Reyes has helped finance companies deploying greenfield terrestrial wireless networks, distributing mobile devices, building and providing wireless backhaul infrastructure as well as companies navigating through the regulatory and political process to re-purpose satellite spectrum for wireless communications. In recent years, Mr. Reyes also helped raise capital for direct-to-home (DTH) satellite companies, fixed satellite service (FSS) operators and Ka-band satellite broadband service providers. Importantly, in terms of geographic footprint, Mr. Reyes’ experience includes placing debt and producing research for emerging and build-out stage telecommunications companies in the US, Canada, The United Kingdom and Latin America.

Our management team’s search for an attractive business combination target is aided by the experience and strategic contacts of our directors and advisors, each of whom has significant experience and broad global networks that will help locate, underwrite and negotiate an initial business combination with a target company. They possess extensive experience as public and private company officers, investors, and directors in our target sectors both domestically and internationally. To complement this, our management team has experience in:

●	Advising companies in our target sectors that utilize technological changes to disrupt established markets with respect to operational and growth strategies;
●	Sourcing, negotiating and executing transactions globally, with experience on almost $50 billion worth of transactions;
●	Advising on the spin-out of scalable disruptive businesses from parent companies;

●	Advising clients on investments in companies that are poised for significant growth and then utilizing their technical expertise and industry knowledge to guide the investments strategies; and
●	Utilizing their large network of connections to facilitate strategic partnerships for their clients to unlock the full potential of their products or services

Business Strategy

On March 8, 2022, we entered into the Business Combination Agreement with SatixFy and SatixFy MS. If the Business Combination is not consummated, we will need to seek another target for our initial business combination. Our business strategy is to identify and complete our initial business combination with a company in our target sectors that we believe demonstrates significant growth potential and/or value creation opportunities for our shareholders and for which we believe our management team can continue to provide valuable strategic advice following our initial business combination. Target companies we may identify may demonstrate the characteristics set out under “Our Acquisition Target Characteristics” below, and our selection process is expected to make significant use of our management team’s, directors’ and advisors’ contacts in our target sectors. Moreover, we believe our collective relationships and operating credentials will facilitate deal flow and be attractive to the management teams, customers, and owners of prospective target companies. We believe our sector focus and our management team’s track-record and experience will make us an attractive partner for strong management teams and owners looking to enter the next phase of business growth and evolution.

We have communicated with the network of relationships of our management team, board of directors, advisors and their respective affiliates to articulate the parameters for our search for a potential initial business combination target and reviewed potential business combination opportunities, ultimately resulting in the signing of the Business Combination Agreement with SatixFy.

Our Thesis

Over the last five years, the capital cost of communications satellites has dropped from more than $1,000/Mbps per month to approximately $10/Mbps per month. This significant decrease in amortized capital costs is partially driven by the reduction in launch costs from around $20,000/kg to $10,000/kg and the increasing prevalence of Low Earth Orbit (LEO) satellite systems where the launch costs are even lower at about $2,000/kg. In addition, we believe that constellations of small satellites today can perform the same missions that would have required much larger and more expensive satellites in the past. We expect that this major decrease in the cost of accessing and utilizing space-based assets will open up vast new markets for data infrastructure and data analytics that can be exploited by strong management teams that will benefit from the help of our experience and strong strategic relationships in our target sectors.

Our Competitive Advantage

We believe companies within our target sectors will be attracted to our management team’s experience working with and advising companies globally throughout the industry. We expect one of the reasons they will seek to form an initial business combination with us is that they will want a longer-term relationship with us after the transaction as they will recognize the value we can bring to them as board members or advisors. Specifically, we believe our team will potentially enhance the value of a target company following the initial business combination as we leverage the following:

Deep Domain Expertise: Long-standing relationships with many of the strongest and most dynamic companies and management teams across our target sectors, with subject-matter expertise that has been validated through ongoing advisory relationships with other market participants.

Value-Added Investor: Management team with reputations as sector experts and that will be viewed as strategic investors by attractive target companies. We intend to bring value to the target subsequent to our initial business combination by using our advisory expertise and sector relationships to help accelerate the target’s business plan and expand its market opportunities.

Acquisition Target Characteristics

We have identified the following key characteristics that we are looking for in potential business combination targets. We are using this as a rubric to evaluate our target list and select what we believe to be the most attractive candidates for discussion and diligence in order to move to final negotiations for a combination. However, we may ultimately decide to enter into our initial business combination with a target business that does not meet any or all of these criteria.

●	Strong Management Teams: We are prioritizing companies with strong management teams with demonstrated track records of success. Our experience is that many of the valuable companies in our target sectors are managed by strong managers that have built valuable companies in the past. Many of the senior managers in our target sectors are people we have worked with in the past either in operating companies, as strategic advisors or as counterparties to other strategic combinations. With this experience, we are well positioned to quickly evaluate the strength of any team and their ability to create value for our shareholders.
●	Disruptive Technology or Business Model: Data analytics and data infrastructure are undergoing significant technological changes that we believe will open up new markets and new opportunities. We have seen significant value transfer from legacy operators utilizing older technologies to newer, more agile companies that are not saddled with the burden of older infrastructure or outmoded business models. We are looking for companies that are taking advantage of these changes to disrupt their markets and create value.
●	High Margin Products or Services: Data analysis and infrastructure are characterized by high margins and low operating costs. We are looking for companies that have the characteristics to drive high margins to enable them to have more flexibility to adapt to changing market conditions.
●	Proven, Scalable Business Models: We are looking to identify target companies that demonstrate that their technologies, business models and products can scale to grow as the market grows. We are looking for opportunities where a target company’s business has already been proven to be commercially viable and does not rely on capabilities that cannot be scaled easily as revenues grow.
●	Large and Growing Markets: We are pursuing companies that operate in our target sectors that can capture their fair share of the more than $1 trillion market opportunity we have identified. We expect that these companies will be generating revenues and be able to demonstrate a pipeline of customers that can generate growth at a faster pace than the market generally.
●	Strategic Partnership Opportunities: We are looking for companies where our extensive global network can be leveraged to provide new markets, customers, capabilities or assets for the company. We are not simply looking for a target in which to deploy capital. We are focused on companies where we can leverage our network to enhance and accelerate their strategic growth plans.
●	Benefit from Access to Public Markets: Our target companies will have a real need to access the public markets, either for additional capital or for the public currency to complete acquisitions or for other strategic opportunities. We are not looking for companies that are only focused on the public markets as a path to liquidity.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet any or all of the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation or tender offer materials that we would file with the Securities and Exchange Commission (the “SEC”).

Our Acquisition Process

Certain members of our management team are employed by either Antarctica Capital or one of its affiliates. Antarctica Capital is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for our initial business combination.

All of our officers and certain of our directors have fiduciary and contractual duties to Antarctica Capital and to certain companies in which it has invested. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under Cayman Islands law, none of the members of our management team have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or shareholders of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law, no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us and we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. For more information, see the section entitled “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

Members of our management team and our board may directly or indirectly own our securities, and accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. For more information, see the section entitled “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See the section titled “Item 1A. Risk Factors — Risks Related to Our Organization and Structure — Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers to other entities will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

You should not rely on the historical record of our founders’ and management’s performance as indicative of our future performance. See the section titled “Item 1A. Risk Factors — Risks Relating to Our Business and Strategy — Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in the company.”

Initial Business Combination

Nasdaq rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount held in trust). We refer to this as the 80% of fair market value test. If our board of directors is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of fair market value test. If our initial business combination involves more than one target business, the 80% of fair market value test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of fair market value test.

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring, financing and selling businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

We believe this network provides our management team with a robust and consistent flow of acquisition opportunities which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our management team will provide us with important sources of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or officers, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, directors or officers. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, directors or officers, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed in the section titled “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have fiduciary duties or contractual obligations that may take priority over their duties to us.

Financial Position

With funds available for a business combination initially in the amount of $192,000,000 assuming no redemptions and after payment of $9,000,000 of deferred underwriting fees (and prior to any post-IPO working capital expenses), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of the private placement warrants, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or the redemptions of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or we decide to do so for business or other reasons, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

In any case, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of fair market value test. There is no basis for investors in our IPO to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information, which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business.

By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Shareholders may not have the ability to approve our initial business combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or Nasdaq listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under the rules of Nasdaq, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);
●	any of our directors, officers or substantial shareholders (as defined by Nasdaq listing rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or
●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted purchases and other transactions with respect to our securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of securities such persons may purchase. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the trust account will be used to purchase public shares or warrants in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) clear certain trades prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or any of their respective affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of such transaction could be to (1) vote the shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, directors, officers, advisors and/or any of their respective affiliates anticipate that they may identify the shareholders with whom our sponsor, directors, officers, advisors or any of their respective affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of public shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, directors, officers, advisors or any of their respective affiliates enter into private transactions, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, directors, officers, advisors or any of their respective affiliates will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, directors, officers and/or any of their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will be restricted unless such purchases are made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, directors, officers and/or any of their respective affiliates will be restricted from making purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination (including with SatixFy) at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. At the completion of our initial business combination, we will be required to redeem any public shares properly delivered for redemption and not withdrawn. The amount in the trust account is initially anticipated to be $10.05 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial shareholders, directors, officers and advisors have entered into a letter agreement with us pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination. Each of our anchor investors has entered into an investment agreement with us pursuant to which they have agreed that any founder shares held by them are not entitled to redemption rights in connection with the completion of our initial business combination or in connection with a shareholder vote to amend our amended and restated memorandum and articles of association.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination (including with SatixFy) either (1) in connection with a general meeting called to approve the business combination or (2) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or Nasdaq listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or Nasdaq listing requirement or we choose to seek shareholder approval for business or other reasons.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, shareholder approval of the transaction is required by applicable law or Nasdaq listing requirement, or we decide to obtain shareholder approval for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of shareholders holding a majority of our issued and outstanding shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company. In such case, pursuant to the terms of a letter agreement entered into with us, our initial shareholders, officers, directors and advisors have agreed (and their permitted transferees will agree) to vote their founder shares and any public shares held by them in favor of our initial business combination. Each of our anchor investors has agreed to vote their founder shares in favor of our initial business combination. Our directors and officers also have agreed to vote in favor of our initial business combination with respect to public shares acquired by them, if any. We expect that at the time of any shareholder vote relating to our initial business combination, our initial shareholders and anchor investors and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem their public shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders, directors, officers and advisors have entered into a letter agreement with us pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of a business combination.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions. Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to Excess Shares, without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the IPO, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering share certificates in connection with a tender offer or redemption rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by some blank check companies. In order to perfect redemption rights in connection with their business combinations, some blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the scheduled date of the general meeting set forth in our proxy materials, as applicable (unless we elect to allow additional withdrawal rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 18 months from the closing of the IPO or during any Extension Period.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only 18 months from the closing of our IPO to complete our initial business combination. If we have not completed our initial business combination within such 18-month period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time period or during any Extension Period.

Our initial shareholders, directors, officers, and advisors have entered into a letter agreement with us pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 18 months from the closing of our IPO or during any Extension Period. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time period. Each of our anchor investors has entered into an investment agreement with us pursuant to which they have agreed that any founder shares held by them are not entitled to liquidating distributions from the trust account with respect to any founder shares the anchor investor holds in the event we fail to complete our initial business combination within 18 months from the closing of our IPO or during any extension period.

Our sponsor, directors, officers and advisors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $510,165 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.05. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.05. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.05 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (1) $10.05 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.05 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to $510,165 from the proceeds of our IPO and the sale of the private placement warrants, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.05 per share to our public shareholders. Additionally, if we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance or preference. As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; and (3) the redemption of our public shares if we have not completed an initial business combination within 18 months from the closing of our IPO, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions relating to our IPO that will apply to us until the consummation of our initial business combination. Our amended and restated memorandum and articles of association contain a provision which provides that, if we seek to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose, in connection with which public shareholders may seek to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction, into their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), or (2) provide our public shareholders with the opportunity to tender their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;
●	in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions;
●	if we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of shareholders holding a majority of our issued and outstanding shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company;
●	if our initial business combination is not consummated within 18 months from the closing of our IPO, then our existence will terminate and we will distribute all amounts in the trust account; and
●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares on any initial business combination.

These provisions cannot be amended without the approval of shareholders holding a majority of not less than two-thirds of our issued and outstanding shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or by a unanimous written resolution of all our shareholders entitled to vote at a general meeting of the company. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provide that we may consummate our initial business combination only if approved by shareholders holding a majority of the issued and outstanding shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all our shareholders entitled to vote at a general meeting of the company.

Additionally, our amended and restated memorandum and articles of association provide that, prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors and that holders of a majority of our founder shares may remove a member of the board of directors for any reason. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by holders of at least 90% of our issued and outstanding ordinary shares attending and voting at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our founder shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.05 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Conflicts of Interest

All of our officers and certain of our directors have fiduciary and contractual duties to Antarctica Capital and to certain companies in which it has invested or to certain other entities. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under Cayman Islands law, none of the members of our management team who are also employed by our sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or shareholders of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law, no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us and we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. For more information, see the section entitled “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. See the section titled “Item 1A. Risk Factors — Risks Related to Our Organization and Structure — Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers to other entities will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

Indemnity

Our sponsor has agreed pursuant to a written agreement that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.05 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations.

Employees

We currently have three officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Facilities

We currently maintain our executive offices at 630 Fifth Avenue, 20th Floor, New York, NY 10111. The cost for this space is included in the $10,000 per month fee that we pay an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Periodic Reporting and Financial Information

We have registered our Units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates equaled or exceeded $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equaled or exceeded $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equaled or exceeded $700 million as of the end of that year’s second fiscal quarter.

Our executive offices are located at 630 Fifth Avenue, 20th Floor, New York, NY 10111 and our telephone number is (646) 585-8975.

Mail addressed to the company and received at its registered office will be forwarded unopened to the forwarding address supplied by the company to be dealt with. None of the company or its directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused with regards to mail reaching the forwarding address.

Item 1A.     Risk Factors.

Investing in our ordinary shares involves a high degree of risk. You should carefully consider all of the risks and uncertainties described below and the other information contained in this Annual Report before deciding whether to invest in our ordinary shares. The occurrence of any of the following events or developments described below could harm our business, financial condition, results of operations and prospects. As a result, the market price of our ordinary shares could decline, and you may lose all or part of your investment.

In addition to the risks and uncertainties set forth below, we face certain material risks and uncertainties related to the proposed transaction with SatixFy. In addition, if we succeed in effecting the proposed transaction, we will face additional and different risks and uncertainties related to the business of SatixFy. Such material risks relating to the proposed transaction will be described in a Form F-4 registration statement to be filed by SatixFy.

Risks Relating to Our Business and Strategy

We have no operating history and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with no operating results, and we will not commence operations until completing our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses or assets. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had cash (outside of the Trust) of approximately $510,165. Further, we have incurred, and expect to continue to incur, significant costs in pursuit of our acquisition plans. In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender, and such warrants would be identical to the private placement warrants. As of December 31, 2021, there were no outstanding working capital loans.

We may need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern. Management’s plans to address this need are further discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange rules or if we decide to hold a shareholder vote for business or other reasons. For instance, the rules of Nasdaq currently allow us to engage in a tender offer in lieu of a general meeting, but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate. Please see the section entitled “Item 1. Business — Effecting Our Initial Business Combination — Shareholders may not have the ability to approve our initial business combination” for additional information.

The public float for our shares was reduced due to the participation of the anchor investors in our IPO.

The anchor investors purchased 1,980,000 units in our IPO at the public offering price. Such purchases have initially reduced and, if they have held such shares, may continue to reduce, the available public float for our Class A ordinary shares. This reduction in our available public float may consequently reduce the trading volume and liquidity, and increase the volatility, of our Class A ordinary shares relative to what they would have been had such units been purchased by other public investors and could result in our securities being delisted from the Nasdaq.

If we seek shareholder approval of our initial business combination, our initial shareholders, directors, officers, and advisors have agreed to vote in favor of such initial business combination, and the anchor investors have agreed to vote any founder shares held by them in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike some other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders, directors, officers and advisors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. Each of our anchor investors have also agreed to vote any founder shares they hold in favor of our initial business combination. As a result, in addition to our initial shareholders’ and anchor investors’ founder shares, we would need 7,500,001, or 37.5%, or 1,250,001, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 20,000,000 public shares sold in our IPO to be voted in favor of an initial business combination in order to have such initial business combination approved. We expect that our initial shareholders and anchor investors and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

You will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months from the closing of our IPO. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the 18-month period. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic and other events and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or limit the ability to conduct due diligence, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.05 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated memorandum and articles of association provide that we must complete our initial business combination within 18 months from the closing of our IPO. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the COVID-19 pandemic continues in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.05 per share, or less than $10.05 per share, on the redemption of their shares, and our warrants will expire worthless. See “Risks Related to Ownership of Our Securities —

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, our sponsor, directors, officers, advisors or any of their respective affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. See “Item 1. Business — Permitted purchases and other transactions with respect to our securities” for a description of how our sponsor, directors, officers, advisors or any of their respective affiliates will select which shareholders to enter into private transactions with. The purpose of such purchases of public shares could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.05 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.05 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “Risks Related to Ownership of Our Securities — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors herein.

If the funds not being held in the trust account are insufficient to allow us to operate for at least the 18 months following the closing of our IPO, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 18 months following the closing of our IPO, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our IPO and potential loans from certain of our affiliates are discussed in the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.05 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “Risks Related to Ownership of Our Securities — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors herein.

If the net proceeds of our IPO and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we may depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

Of the net proceeds of our IPO and the sale of the private placement warrants, only approximately $510,165 are available to us as of December 31, 2021 outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only $10.05 per share, or less in certain circumstances, and our warrants will expire worthless. See “Risks Related to Ownership of Our Securities — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities; each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.05 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to focus our search for a target business in the space-based tech industry, we may seek to complete a business combination with an operating company of any size (subject to our satisfaction of the 80% of fair market value test) and in any industry, sector or geographic area. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in the company.

Information regarding performance by our management team and their respective affiliates, including Antarctica Capital, is presented for informational purposes only. Past performance by our management team and their respective affiliates is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial business combination or (2) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team or their respective affiliates, or any related investment’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We may seek acquisition opportunities outside our target industries, which may be outside of our management’s areas of expertise.

We will consider a business combination outside the space-based tech industry, which may be outside of our management’s areas of expertise, if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for us. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or Nasdaq listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.05 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We have engaged Cantor Fitzgerald & Co. (“Cantor”), our IPO underwriter to act as placement agent in connection with a related financing transaction and Truist Securities, Inc. (“Truist Securities”) as financial advisor in connection with potential initial business combinations. The underwriters are entitled to receive deferred commissions that will released from the trust account only on a completion of an initial business combination. These financial incentives may cause the underwriters to have potential conflicts of interest in rendering any such additional services to us.

We have engaged Cantor, our IPO underwriter to act as placement agent in connection with potential related financing transactions and Truist Securities as financial advisor in connection with potential initial business combinations. We may pay the underwriters or their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The fact that the underwriters or their affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.05 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.05 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of our or a target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

The directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may be able to complete only one business combination with the proceeds of our IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our IPO and the sale of the private placement warrants provided us with $203,005,000 that we may use to complete our initial business combination (which includes $9,000,000 of deferred underwriting commissions being held in the trust account.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such business combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our IPO and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate.

In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.05 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting (including how relevant governments respond to such factors), including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;
●	rates of inflation, price instability and interest rate fluctuations;
●	liquidity of domestic capital and lending markets;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	energy shortages
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars and other forms of social instability;
●	deterioration of political relations with the United States;

●	obligatory military service by personnel; and
●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, our results of operations and prospects could be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

We may face risks related to companies in our target industries.

Business combinations with companies in the space-based tech industry entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	adverse changes in international, national, regional or local economic, demographic and market conditions;
●	environmental risks;
●	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;
●	an inability to manage rapid change;
●	an inability to build strong brand identity;
●	a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;
●	an inability to deal with our subscribers’ or customers’ privacy concerns;
●	an inability to attract and retain subscribers or customers;
●	an inability to license or enforce intellectual property rights on which our business may depend;

●	any significant disruption in our computer systems or those of third parties that we would utilize in our operations;
●	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;
●	potential liability for negligence, copyright, or trademark infringement or other claims;
●	competition for advertising revenue;
●	disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;
●	an inability to obtain necessary hardware, software and operational support; and
●	reliance on third-party vendors, suppliers or service providers.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the space-based tech industry. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Related to Our Organization and Structure

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (1) $10.05 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.05 per share.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our directors and officers allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our directors and officers are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our directors and officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our directors and officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, all of our officers and certain of our directors have fiduciary and contractual duties to Antarctica Capital and to certain companies in which it has invested, including companies in industries we may target for our initial business combination. Certain of our independent directors also serve as officers and/or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Part III Item 10. Directors, Executive Officers and Corporate Governance.”

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or assets. Our sponsor and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our sponsor are the investment managers.

Our directors and officers also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law, no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us and we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or their respective affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. In particular, affiliates of our sponsor have invested in industries as diverse as healthcare, education, financial services, artificial intelligence and social media. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a business combination with one or more target businesses or assets that have relationships with entities that may be affiliated with our sponsor, directors or officers which may raise potential conflicts of interest.

In light of the involvement of our sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, directors and officers. Certain of our directors and officers also serve as officers and board members for other entities, including those described under the section titled “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, directors and officers are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in the section titled “Item 1. Business — Effecting Our Initial Business Combination — Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire, regarding the fairness to our company from a financial point of view of a business combination with one or more businesses or assets affiliated with our sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Members of our management team have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those individuals, and the companies with which they have been affiliated with, have been or may become involved in proceedings, investigations, litigation, negative publicity or other events, which could have a material adverse effect on us, the trading price of our securities and our ability to consummate an initial business combination.

During the course of their careers, members of our management team have had significant experience as founders, board members, officers or executives of other companies. As a result of their involvement and positions in these companies, some members of our management team, in their capacities as officers and/or directors of these companies, have been, and may in the future be, involved in litigation, investigations, proceedings, negative media coverage or other events arising out of or relating to the operations of such companies or organizations or transactions entered into by such companies or organizations. Involvement of one or more members of our management in litigation, investigations, proceedings or negative publicity, may be detrimental to our reputation, divert management attention, and could have a material adverse effect on the trading price of our securities, and our ability to identify and complete our initial business combination, including as a result of perception on the part of target businesses.

Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On April 26, 2021, our sponsor subscribed for an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. On June 7, 2021, our sponsor transferred 25,000 founder shares to Mitsui & Co., LTD, an advisory board member. On August 13, 2021, our sponsor transferred 35,000 founder shares to each of Gary D. Begeman, Henry E. Dubois and Michael Leitner, our independent directors, and 25,000 founder shares to each of Eddie Kato and Simon Cathcart, our advisory board members. Our initial shareholders collectively own 15% of our issued and outstanding shares. In connection with our IPO, our sponsor transferred 1,250,000 founder shares to the anchor investors on September 17, 2021. On October 29, 2021, 750,000 founder shares were forfeited by our sponsor when the underwriters’ over-allotment option expired unexercised. The founder shares will be worthless if we do not complete an initial business combination.

In addition, our sponsor and Cantor have purchased an aggregate of 7,630,000 private placement warrants, each exercisable for one Class A ordinary share, for a purchase price of $7,630,000 in the aggregate, or $1.00 per private placement warrant, that will also be worthless if we do not complete a business combination. Of those 7,630,000 private placement warrants, our sponsor has agreed to purchase 6,630,000 private placement warrants and Cantor has agreed to purchase 1,000,000 private placement warrants. Each private placement warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments.

The founder shares are identical to the Class A ordinary shares included in the Units sold in our IPO except that: (1) prior to our initial business combination, only holders of the founder shares have the right to vote on the appointment of directors and holders of a majority of our founder shares may remove a member of the board of directors for any reason; (2) the founder shares are subject to certain transfer restrictions; (3) our initial shareholders, directors, officers and advisors have entered into a letter agreement with us pursuant to which they have agreed to waive: (i) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with the completion of our initial business combination; (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; and (iii) their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within 18 months from the closing of our IPO or during any Extension Period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); (4) each of our anchor investors has entered into an investment agreement with us pursuant to which they have agreed that any founder shares held by them are (i) not entitled to redemption rights in connection with the completion of our initial business combination or in connection with a shareholder vote to amend our amended and restated memorandum and articles of association and (ii) not entitled to liquidating distributions from the trust account with respect to any founder shares the anchor investor holds in the event we fail to complete our initial business combination within 18 months from the closing of our IPO or during any extension period; (5) the founder shares will automatically convert into our Class A ordinary shares at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (6) the founder shares are entitled to registration rights. If we submit our initial business combination to our shareholders for a vote, our initial shareholders, directors, officers, and advisors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them purchased during or after our IPO in favor of our initial business combination. Each of our anchor investors has agreed to vote any founder shares they hold in favor of our initial business combination. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration rights agreement prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial business combination. Any such amendments or waivers would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

The personal and financial interests of our sponsor, directors and officers may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month deadline following the closing of our IPO nears, which is the deadline for the completion of our initial business combination.

The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

We offered our Units at an offering price of $10.00 per unit and the amount in our trust account was initially $10.05 per public share, implying an initial value of $10.05 per public share. However, prior to our IPO, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.004 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $192,000,000, which is the amount we would have for our initial business combination in the trust account after payment of $9,000,000 of deferred underwriting commissions, no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our Class A ordinary shares would have an implied value of $7.68 per share upon consummation of our initial business combination, which would be a 23.6% decrease as compared to the initial implied value per public share of $10.05 (assuming no value to the public warrants).

Public shares	20,000,000
Founder shares	5,000,000
Total shares	25,000,000
Total funds in trust available for initial business combination (less deferred underwriting commissions)	$192,000,000
Initial implied value per public share	$10.05
Implied value per share upon consummation of initial business combination	$7.68

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Class A ordinary shares at such time is substantially less than $10.00 per share.

Upon the closing of our IPO, our sponsor invested in us an aggregate of $6,655,000, comprised of the $25,000 purchase price for the founder shares and the $6,630,000 purchase price for the private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 5,000,000 founder shares would have an aggregate value of $50,000,000. Even if the trading price of our common Class A ordinary shares was as low as approximately $1.25 per share, and the private placement warrants were worthless, the value of the founder shares would be equal to the sponsor’s initial investment in us. As a result, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our sponsor, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.

Since the anchor investors acquired certain of our founder shares from our sponsor, a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.

At the closing of our IPO, the anchor investors purchased from our sponsor an aggregate of 1,250,000 founder shares at their original purchase price of approximately $0.004 per share. Accordingly, the anchor investors will share in any appreciation in the value of the founder shares above that nominal amount, provided that we successfully complete a business combination. As the anchor investors purchased units in our IPO for a purchase price of $10.00 per unit and paid approximately $0.004 per share for their interests in the founder shares, the anchor investors paid an effective price that is significantly lower than the $10.00 per share to be paid by the other public shareholders in our IPO. As a result, the anchor investors may have an incentive to vote any public shares they own in favor of a business combination, and, if a business combination is approved, they may make a substantial profit on such interest, even if the market price of our securities declines in value below the price to the public in our IPO and the business combination is not profitable for other public shareholders. In addition, as discussed above, if the anchor investors retain a substantial portion of their interests in our public shares and if the anchor investors vote those public shares in favor of a business combination, we will receive sufficient votes to approve the business combination, regardless of how any other public shareholder votes their shares. You should consider the anchor investors’ financial incentive to complete an initial business combination when evaluating whether to invest and/or redeem your shares prior to or in connection with an initial business combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, directors, officers, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any public shares, and all public shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) holders of not less than two-thirds (or any higher threshold specified in a company’s articles of association) of the votes which are cast thereon by those of the company’s shareholders who, being so entitled, attend and vote in person or by proxy at a quorate general meeting of the relevant company for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of a company’s shareholders entitled to vote at a general meeting of the relevant company. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by shareholders holding a majority of not less than two-thirds of our issued and outstanding shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial business combination, which require the approval of holders of at least 90% of our issued and outstanding ordinary shares attending and voting at a quorate general meeting of the company), or by a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants under the warrant agreement and (b) all other modifications or amendments require the vote or written consent of at least 50% of the then outstanding public warrants; provided that any amendment that solely affects the terms of the private placement warrants or any provision of the warrant agreement solely with respect to the private placement warrants will also require at least 50% of the then outstanding private placement warrants. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, including the warrant agreement, or extend the time to consummate an initial business combination in order to effectuate our initial business combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through the registration statement on Form S-1 (File No. 333-259098), we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of shareholders holding a majority of not less than two-thirds of our issued and outstanding shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of our IPO and the sale of private placement warrants into the trust account and not release such amounts except in specified circumstances), may be amended if approved by shareholders holding a majority of not less than two-thirds of our issued and outstanding shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial business combination, which require the approval of holders of at least 90% of our issued and outstanding ordinary shares attending and voting at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company). Our initial shareholders, who collectively beneficially own 15% of our ordinary shares, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our initial shareholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Following our IPO, our initial shareholders own 15% of our issued and outstanding ordinary shares. In addition, prior to our initial business combination, holders of the founder shares will have the right to appoint all of our directors and may remove members of the board of directors for any reason. Holders of our public shares will have no right to vote on the appointment or removal of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by holders of at least 90% of our issued and outstanding ordinary shares attending and voting at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company. As a result, you will not have any influence over the appointment of directors prior to our initial business combination.

Neither our initial shareholders nor, to our knowledge, any of our directors or officers, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in our prospectus dated September 14, 2021, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants and (b) all other modifications or amendments require the vote or written consent of at least 50% of the then outstanding public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, at least 50% of the then outstanding private placement warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike some blank check companies, if

(i)	we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per ordinary share,
(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and
(iii)	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described in the sections titled “Redeemable Warrants — Public Shareholders’ Warrants — Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redeemable Warrants — Public Shareholders’ Warrants — Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” contained in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described in the section titled “Redeemable Warrants — Public Shareholders’ Warrants — Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” contained in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We may not hold an annual general meeting until after the consummation of our initial business combination. Our public shareholders will not have the right to elect or remove directors prior to the consummation of our initial business combination.

In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors prior to consummation of our initial business combination. In addition, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates equaled or exceeded $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equaled or exceeded $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equaled or exceeded $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Risks Related to Ownership of Our Securities

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See the section titled “Item 1. Business — Manner of Conducting Redemptions — Tendering share certificates in connection with a tender offer or redemption rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; and (3) the redemption of our public shares if we have not completed an initial business combination within 18 months from the closing of our IPO, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, Class A ordinary shares and warrants are listed on Nasdaq. Although we currently meet the minimum initial listing requirements set forth in the rules of Nasdaq, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities (generally 300 public shareholders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For example, in order for our Class A ordinary shares to be listed upon the consummation of our initial business combination, among other things, we would be required to have at least 300 round lot holders at such time. We cannot assure you that we will be able to meet those initial listing requirements at that time. Nasdaq will also have discretionary authority to not approve our listing if it determines that the listing of the company to be acquired is against public policy at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A ordinary shares and warrants are qualified as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet of the company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to Excess Shares, without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption.

Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.05 per public share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.05 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.05 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per public share in connection with any redemption of your public shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.05 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.05 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance or preference. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation would be reduced.

If we have not completed our initial business combination within the allotted time period, our public shareholders may be forced to wait beyond such allotted time period before redemption from our trust account.

If we have not completed our initial business combination within 18 months from the closing of our IPO or during any Extension Period, we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the allotted time period before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of up to approximately $18,300 and to imprisonment for up to five years in the Cayman Islands.

A registration statement covering the issuance of Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have agreed that, as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a post-effective amendment to the existing registration statement or a new registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant, subject to certain adjustments. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they do not satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full unit purchase price solely for the Class A ordinary shares included in the Units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of Units sold in our IPO. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

The grant of registration rights to our initial shareholders and anchor investors and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement, at or after the time of our initial business combination, our initial shareholders, the underwriters, anchor investors and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to our Class A ordinary shares. In addition, our sponsor and its permitted transferees can demand that we register the resale of the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders and anchor investors or their permitted transferees, our private placement warrants or warrants issued in connection with working capital loans are registered for resale.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 2,000,000 preference shares, par value $0.0001 per share. There are 162,370,000 and 15,000,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to certain adjustments. There are no preference shares issued and outstanding.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.05 per share or which approximates the per-share amounts in our trust account at such time, which is generally approximately $10.05. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

We may issue a substantial number of additional Class A ordinary shares, and may issue preference shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants as described in the section titled “Redeemable Warrants — Public Shareholders’ Warrants — Redemption of warrants when the price per Class A Ordinary Share equals or exceeds $10.00” contained in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares on any initial business combination. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors in our IPO, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;
●	could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our Units, ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. investor of our ordinary shares or warrants, the U.S. investor may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend upon the status of an acquired company pursuant to a business combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year (and, in the case of the start-up exception, potentially not until after the two taxable years following our current taxable year). Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. investor such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. investor to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

Our initial business combination may involve a jurisdiction that could impose taxes on shareholders.

We may, subject to requisite shareholder approval by special resolution under the Companies Act, effect a business combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a shareholder in the jurisdiction in which the shareholder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. In the event of a reincorporation pursuant to our initial business combination, such tax liability may attach prior to any consummation of redemptions. We do not intend to make any cash distributions to shareholders to pay such taxes.

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

We are dependent upon a relatively small group of individuals and in particular, Chandra R. Patel, Richard C. Davis, Graeme Shaw and Romeo A. Reyes. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial business combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our sponsor are the investment managers. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the Units in the initial public offering. The exercise price for our public warrants is $11.50 per share, subject to certain adjustments. As a result, the warrants are more likely to expire worthless.

Our warrants are expected to be accounted for as a warrant liability and will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial business combination.

We have issued an aggregate of 17,630,000 warrants in connection with our IPO (comprised of the 10,000,000 warrants included in the Units and the 7,630,000 private placement warrants). We account for these as a warrant liability and record at fair value upon issuance any changes in fair value each period reported in earnings as determined us based upon a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the section titled “Redeemable Warrants — Public Shareholders’ Warrants — Anti-dilution Adjustments” contained in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. Please see the section titled “Redeemable Warrants — Public Shareholders’ Warrants — Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” contained in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report. Because our redemption right under this provision requires a trading price for our Class A ordinary shares that is less than the strike price of the warrants, warrant holders may have to choose to either exercise their warrants when they are out-of-the-money, or exercise them on a cashless basis and receive a number of Class A ordinary shares that may not reflect their growth potential. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant, subject to certain adjustments, irrespective of the remaining life of the warrants.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the section titled “Redeemable Warrants — Public Shareholders’ Warrants — Anti-dilution Adjustments” contained in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report). Please see the section titled “Redeemable Warrants — Public Shareholders’ Warrants — Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” contained in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants as described above could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us (except as described in the section titled “Redeemable Warrants — Public Shareholders’ Warrants — Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” contained in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) so long as they are held by our sponsor or its permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We have issued warrants to purchase 10,000,000 Class A ordinary shares at a price of $11.50 per whole share, subject to certain adjustments, as part of the Units offered in our IPO and we have issued in a private placement an aggregate of 7,630,000 private placement warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments. Our initial shareholders and anchor investors currently hold 5,000,000 Class B ordinary shares. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to certain adjustments. In addition, if our sponsor, an affiliate of our sponsor or certain of our directors and officers make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. To the extent we issue Class A ordinary shares to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the Units in our IPO except that, so long as they are held by our sponsor or its permitted transferees: (1) they will not be redeemable by us (except as described in the section titled “Redeemable Warrants — Public Shareholders’ Warrants — Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” contained in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report); (2) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the Units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants were issued upon separation of the Units, and only whole warrants trade. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for half of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if they included a warrant to purchase one whole share.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Appleby, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (1) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (2) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. Although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

The price at which we issue any shares in connection with a business combination may be lower than the price you paid for our shares or at a price lower than the trading price of our Class A ordinary shares, irrespective of any increased stock price based on market responses to special purpose acquisition companies in general.

Our Class A ordinary shares may trade at an increased price prior to any proposed business combination due to heightened awareness of special purpose acquisition companies. Even prior to the announcement of any proposed transaction, we have observed shares of other such companies trade in anticipation of what the market believes is a pending transaction. The price at which we issue any shares may be lower than the price you paid for our shares or at a price lower than the trading price of our Class A ordinary shares at the time we commit to such issuance or at the closing of the business combination.

Item 1B.     Unresolved Staff Comments.

None.

Item 2.      Properties.

We currently maintain our executive offices at 630 Fifth Avenue, 20th Floor, New York, NY 10111. The cost for this space is included in the $10,000 per month fee that we pay an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.     Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this Annual Report.

Item 4.     Mine Safety Disclosures.

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units began trading on the Nasdaq under the symbol “EDNCU” on September 14, 2021. On November 4, 2021, the Class A ordinary shares and warrants began trading on the Nasdaq under the symbols “EDNC” and “EDNCW,” respectively. Any Units not separated continue to trade on the Nasdaq under the symbol “EDNCU.” Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of  $11.50 per share. Warrants may only be exercised for a whole number of of Class A ordinary shares and will become exercisable on the later of 30 days after the completion of our initial business combination and 12 months from closing of our IPO. Our warrants expire five years after the completion of our initial business combination or earlier upon redemption or liquidation.

Holders

As of December 31, 2021, there was 1 holder of record of our Units, 1 holder of record of our Class A ordinary shares and 3 holders of record of our warrants. Because many of our securities are held by brokers and other institutions in street name on behalf of holders for whose benefit such securities are held, without obtaining a current list of nonobjecting beneficial owners, we are unable to estimate the total current number of beneficial holders represented by these record holders.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Offerings

On September 14, 2021, we consummated the IPO of 20,000,000 Units. Each Unit consists of one of our Class A ordinary shares and one-half of one warrant of the Company, with each whole warrant entitling the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to certain adjustments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000. Cantor acted as the sole book-running manager, and Truist Securities acted as the lead manager, for our IPO. The securities sold in our IPO were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-259098). The registration statement became effective on September 14, 2021.

Following the IPO and the sale of the private placement warrants, a total of $201,000,000 of the net proceeds from the sale of the Units and private placement warrants was deposited in the Trust Account. Transaction costs of the IPO amounted to $13,810,289, consisting of $4,000,000 of underwriting discounts and commissions, $9,000,000 of deferred underwriting discounts and commissions and $810,289 of other cash offering costs. In addition, as of December 31, 2021, $510,165 of cash was held outside of the Trust Account and is available for working capital purposes.

Item 6.     [Reserved].

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes thereto and other financial information included elsewhere in this Annual Report. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the ‘‘Risk Factors’’ section of this Annual Report for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Recent Developments

On March 8, 2022, we entered into a business combination agreement (the “Business Combination Agreement”) with SatixFy Communications Ltd., a limited liability company organized under the laws of the State of Israel (“SatixFy”), and SatixFy MS, a Cayman Islands exempted company and a direct, wholly owned subsidiary of SatixFy (“Merger Sub”). Pursuant to the Business Combination Agreement, Merger Sub will merge with and into the Company (the “Business Combination”), with the Company surviving the Business Combination as a wholly-owned subsidiary of SatixFy.

At the effective time of the Business Combination (the “Effective Time”), (i) each Company Class A ordinary share, par value $0.0001 per share (excluding treasury shares, redeeming shares and dissenting shares), will be exchanged for one ordinary share of SatixFy and (ii) each outstanding warrant of the Company will be assumed by SatixFy and will become a warrant exercisable for one ordinary share of SatixFy (subject the terms and conditions of the Warrant Assumption Agreement).

Prior to the Effective Time, each preferred share of SatixFy will be converted into one ordinary share of SatixFy. Immediately following such preferred share conversion but prior to the Effective Time, each issued and outstanding ordinary share of SatixFy will be converted into a number of SatixFy ordinary shares (the “Pre-Closing Recapitalization”) determined by multiplying each then issued and outstanding ordinary share by the quotient of (a) the Adjusted Equity Value Per Share and (b) $10.00 (the “Exchange Ratio”). Additionally, immediately following the Pre-Closing Recapitalization but prior to the Effective Time, each SatixFy option outstanding and unexercised immediately prior to the Effective Time, will be adjusted by multiplying the number of SatixFy ordinary shares subject to such option by the Exchange Ratio and the per share exercise price will determined by dividing the exercise price of such option immediately prior to the Effective Time by the Exchange Ratio. In addition, immediately following the Pre-Closing Recapitalization but prior to the Effective Time, each SatixFy warrant will be adjusted by multiplying the number of SatixFy ordinary shares subject to such warrant by the Exchange Ratio and the per share exercise price will be determined by dividing the per share exercise price of such warrant immediately prior to the Effective Time by the Exchange Ratio. Each SatixFy warrant issued and outstanding will be exercised on a cashless basis assuming a then price per share equal to $10.00, and no SatixFy warrants shall survive after the Effective Time.

The consummation of the proposed Business Combination is subject to certain conditions as further described in the Business Combination Agreement.

For more information about the Business Combination Agreement and the proposed Business Combination, see our Current Report on Form 8-K filed with the SEC on March 8, 2022, and subsequent filings with the SEC. Unless specifically stated, this Form 10-K does not give effect to the proposed Business Combination and does not contain a description of the risks associated with the Business Combination. Such risks and effects relating to the proposed Business Combination will be described in a Form F-4 registration statement to be filed by SatixFy. The registration statement on Form F-4 will also contain a description of the business, operations, financial condition, management, governance, capitalization and other materials terms of the combined company following the business combination as well as information on the redemption process and the shareholders’ meeting to approve the transaction.

Results of Operations

For the period from April 23, 2021 (inception) through December 31, 2021, we had a net income of $961,743 which consists of unrealized gain from change in fair value of warrant liabilities of $3,993,683, gain on expired over-allotment of $41,845 and interest income of $7,683, offset by formation and operating costs of $1,821,244 and transaction costs allocated to warrant liabilities of $1,260,224.

Our business activities during the year consisted primarily of organizational activities and those necessary to prepare for and complete our IPO and, subsequent to our IPO, identifying and evaluating prospective acquisition candidates for a Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

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

Liquidity and Capital Resources

As of December 31, 2021, we had $510,165 in our operating bank account, and a working capital deficit of $(419,896).

For the period from April 23, 2021 (Inception) through December 31, 2021, cash used in operating activities was $1,544,883.

Our liquidity needs up to the completion of our IPO on September 17, 2021 had been satisfied through a payment from our Sponsor of $25,000 for 5,750,000 Founder Shares (as defined below) and the loan under an unsecured promissory note from the Sponsor of $148,372. The promissory note was fully repaid as of September 17, 2021.

On September 17, 2021, we consummated our IPO of 20,000,000 units (the “Units”). The Units were sold at a price of $10.00 per Unit, generating aggregate gross proceeds of $200,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 7,630,000 warrants (the “Private Placement Warrants”) to our Sponsor and Cantor, one of the underwriters for our IPO. The Private Placement Warrants were sold at a price of $1.00 per Private Placement Warrant, generating aggregate gross proceeds of $7,630,000.

Following the IPO and the sale of the Private Placement Warrants, a total of $201,000,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in a U.S.-based trust account (the “Trust Account”) established for the benefit of the Company’s public shareholders maintained by Continental Stock Transfer & Trust Company, acting as trustee. Transaction costs of the IPO amounted to $13,810,289 consisting of $4,000,000 of underwriting discounts and commissions, $9,000,000 of deferred underwriting discounts commissions and $810,289 of other cash offering costs, including $ 148,372 in repayment of the unsecured promissory note to our Sponsor. In addition, as of December 31, 2021, $510,165 of cash was held outside of the Trust Account and is available for working capital purposes. The funds in the trust account are invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries.

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

We have used the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor and Cantor. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor or certain of our directors and officers as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of December 31, 2021, there were no amounts outstanding under any such working capital loans.

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

Going Concern

As of December 31, 2021, the Company has neither engaged in any operations nor generated any revenues to date. The Company’s only activities since inception have been organizational activities and those necessary to prepare for the Company’s IPO. Following the IPO, the Company will not generate any operating revenues until after completion of its initial business combination. The Company has generated non-operating income in the form of interest income earned on the trust account balance in the amount of $7,683 which cannot used for working capital.

The Company expects to incur increased expenses since becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as it conducts due diligence on prospective business combination candidates. The Company’s Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (see Note 5 to the Financial Statements).

Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 17, 2023 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by March 17, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 17, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by March 17, 2023.

Based upon the above analysis, management determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss Per Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 17,630,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the period from April 23, 2021 (inception) through December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary shares is the same as basic net income per ordinary shares for the periods.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.     Financial Statements and Supplementary Data.

The financial statements listed in the Index to Financial Statements beginning on page F-1 are filed as part of this Annual Report and incorporated by reference herein.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Chandra R. Patel	56	Chairman of the Board
Richard C. Davis	56	Chief Executive Officer and Director
Graeme Shaw	51	Chief Technical Officer
Romeo A. Reyes	52	Chief Financial Officer
Gary D. Begeman	63	Independent Director
Henry E. Dubois	60	Independent Director
Michael Leitner	54	Independent Director

Chandra R. Patel has been our Chairman of the Board of directors since April 2021. Mr. Patel is the founder of Antarctica Capital and has served as the managing partner of Antarctica Capital since 2010. Antarctica Capital is an international private equity firm headquartered in New York with offices in the UK and India. Mr. Patel is responsible for Antarctica Capital’s strategic direction and core relationships and leads the firm’s key expansion initiatives. He developed the real assets business for Antarctica Capital and its SIGA®, SARO® and SEREY™ investment strategies. Mr. Patel co-founded Antarctica Capital’s private equity business and raised its first real estate fund. Previously, he invested in a portfolio of companies in technology and healthcare, and he was involved in a number of cross-border transactions and policy initiatives. Mr. Patel also founded and held senior management positions at a variety of technology and information services companies and was an associate at a leading New York law firm. He sits on the boards of Weddell Re and EarthDaily Analytics Corp. Mr. Patel graduated from the University of Kansas (Bachelors of Arts), Summa Cum Laude, London School of Economics (Master of Science), and Boston College (Juris Doctor). We believe that Mr. Patel is well qualified to serve on our board due to his extensive experience in private equity transactions and as the founder and managing partner of Antarctica Capital.

Richard C. Davis has been our Chief Executive Officer and a member of our board of directors since April 2021. Mr. Davis is a highly experienced executive with over 25 years of experience in corporate finance, private equity and the space industry. Since March 2021, he has served as a Managing Director of ADP. He is also a founder and Managing Member of ArgoSat Advisors, a premier global advisory firm focused on the space industry that was founded in 2009. As part of his duties with ArgoSat, Mr. Davis sits on the boards of Sky and Space Corporation and EarthDaily Analytics Corp.

Prior to ArgoSat, Mr. Davis was President, and later Interim-CFO, for ProtoStar, a communications satellite operator which raised over $500 million and launched two DTH satellites over Asia. Earlier in his career, Mr. Davis was a private equity investor Principal at VantagePoint Venture Partners, a private equity and venture capital firm with $4 billion of assets under management. His focus was on media/telecom as well as semiconductors/semiconductor capital equipment. Before that he was a Vice President and founding member of the Lehman Brothers Communication Fund which was an $800 million private equity fund focused on communications infrastructure investments. In these roles, Mr. Davis was involved in equity and debt investments, asset acquisitions and dispositions and mergers and other business combinations or spin-offs for approximately two dozen companies in various investment lifecycle stages. Mr. Davis started his corporate finance career as an Associate at Salomon Brothers.

Mr. Davis was formerly an instructor pilot in the United States Air Force. He received his B.S. in Astrophysics (cum laude) from the University of Minnesota, and his MBA from the University of Virginia. We believe that Mr. Davis is well qualified to serve on our board due to his extensive background in corporate finance, private equity and the space industry.

Graeme Shaw has been our Chief Technical Officer since September 2021. Mr. Shaw is an innovative, respected technologist and business strategist with over two decades of progressive experience in the aerospace and telecommunications industries. An expert in satellite engineering, telecommunications and business development, Dr. Shaw has extensive global experience in conceiving, designing, selling, buying, financing, managing, monitoring and operating satellite and technology projects. Since March 2021, he has served as a Managing Director of ADP. He is also a founder and Managing Member of ArgoSat Advisors, a premier global advisory firm focused on the space industry that was founded in 2009. As part of his duties with ArgoSat, Dr. Shaw supports clients in leading the design, development, procurement and management of many new satellite projects and financings. He acts as Technical Advisor to financial sector clients to provide due diligence on multibillion-dollar investments or M&A transactions.

Prior to ArgoSat, Dr. Shaw served as Senior Director of Business Development for Orbital Sciences Corporation where he led the Asia Pacific sales activities.

Dr. Shaw has ScD and SM degrees in Aeronautics/Astronautics from the Massachusetts Institute of Technology and a BEng degree from Imperial College, London.

Romeo A. Reyes has been our Chief Financial Officer since September 2021. Mr. Reyes is a veteran investment banker and leveraged finance research analyst. Mr. Reyes began his career in equity research at Goldman Sachs upon graduating from college in 1993. Nearly 30 years later, Mr. Reyes’ domain of expertise includes an extensive knowledge of the leveraged finance markets and the TMT industries.

Mr. Reyes spent the bulk of his career at Jefferies LLC, where, over his 19-year tenure, he held leadership positions, including Americas Head of Communications, Cable & Satellites Investment Banking, Director of Leveraged Finance Research and Senior TMT Credit Analyst. Mr. Reyes was instrumental in the origination and structuring as well as the distribution of dozens of high yield and leveraged loan deals in the TMT space. Mr. Reyes’ transaction experience, which dates back to the mid-1990s, includes debt and equity capital raises and advisory work for communications service providers, media and emerging technology companies. Mr. Reyes maintains close working relationships with management teams, institutional credit investors and private equity firms. Prior to Jefferies, Mr. Reyes held similar roles at UBS, Merrill Lynch and Goldman Sachs.

Mr. Reyes earned an honors degree in Economics (cum laude) from Harvard University.

Gary D. Begeman has served as an independent director since September 2021. Mr. Begeman has over 30 years of experience managing the legal support for a broad range of strategic, financing and commercial transactions for public and private companies. He has served as an independent director on boards of directors of private and publicly held companies including Intelsat Jackson Holdings S.A., a subsidiary of Intelsat SA (from March 2020 to February 2022), SolAero Technologies Corp. (from November 2018 to January 2022), Nine Point Energy (from July 2020 to August 2021), Frontera Holdings (from July 2020 to July 2021), Ascena Retail Group, Inc. (from September 2019 to March 2021), Acosta, Inc. (from August 2019 to December 2019), Toys “R” Us Property Company II, LLC (from August 2017 to December 2018) and Sequa Corporation (from February 2016 to May 2017). He is also a director of the University of South Dakota Foundation.

Mr. Begeman was previously Executive Vice President, General Counsel and Secretary of NII Holdings, Inc., a publicly-traded wireless telecommunications company operating in Latin America (“NII”), from November 2006 to October 2015. In this capacity, he advised the company’s senior management team and board of directors on all legal, regulatory and compliance matters, including through NII’s Chapter 11 reorganization proceedings, which were filed in September 2014. From August 2003 to September 2006, Mr. Begeman was Senior Vice President and Deputy General Counsel at Sprint Corporation and prior to that, he was Vice President and Deputy General Counsel at Nextel Communications, where he served as lead counsel on behalf of Nextel in the negotiation of its merger with Sprint. Previous to that, Mr. Begeman was General Counsel at XO Communications, Inc., where he advised the senior management team and board of directors on all legal, regulatory and compliance matters and was a Partner at Jones Day LLP, focusing on capital formation and mergers and acquisitions.

Mr. Begeman holds a Bachelor of Fine Arts in music education from the University of South Dakota and a Juris Doctor degree from The Ohio State University School of Law. We believe that Mr. Begeman is well qualified to serve on our board due to his deep understanding of legal, regulatory and compliance matters and broader experience in the telecommunications industry.

Henry E. Dubois has served as an independent director since September 2021. Mr. Dubois brings extensive domestic and international experience leading telecom and space related companies through periods of growth for both public and private companies. He has proven capital markets experience having raised more than $2.5 billion and led over 30 M&A transactions for companies in which he has been a member of senior management. Since September 2021, Mr. Dubois has been the Chief Development Officer of BlackSky Technology, Inc., a NYSE listed satellite company and provider of real-time geospatial intelligence. As a Managing Director at HED Consulting, LLC, he has led two satellite imaging companies and one telecom company through periods of significant growth and has been advising a data analytics and satellite imaging company as a board advisor through a period of transformation since 2018 As a board advisor to Blacksky, he advised on the carve-out sale of a division and has advised on multiple capital raises and the announced merger of Blacksky with Osprey Technology Acquisition Corp. He served in the chief financial officer role and in a strategic advisory role for GeoEye between 2005 and 2012. For DigitalGlobe, where he served as President, chief operating officer, and chief financial officer from 1999 through 2004, he led the company from its development stage through the commercialization of services from its imaging satellites. And for an Asia Pacific cellular telecom company, PT Centralindo Panca Sakti based in Jakarta, Indonesia, he led the company as chief executive officer from 1995 to 1999 as the company deployed its cellular network and expanded its media operations with acquisitions in related telecom services and television broadcasting.

In addition Mr. Dubois led Hooper Holmes, a national health risk assessment provider, from April 2013 to April 2018 as its chief executive officer through a Chapter 11 restructuring that was filed in 2018, refocusing its business lines to high growth opportunities in the healthcare industry shedding under-performing business lines and adding new capabilities through acquisitions. In August 2018, after Mr. Dubois’ tenure as the Chief Executive Officer of Hooper Holmes, the company filed a voluntary petition for bankruptcy under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 18-23302). Pursuant to a plan of liquidation filed by Hooper Holmes and its subsidiaries, the Hooper Holmes Liquidating Trust was formed to administer the final liquidation of the company’s assets and a trustee was appointed to dissolve the company.

Mr. Dubois started his career as a consultant with Booz, Allen & Hamilton and as an internal auditor and finance supervisor for Exxon Corporation. He earned his Bachelor of Arts degree in Mathematics from the College of the Holy Cross and his Master of Management degree from the J. L. Kellogg Graduate School of Management at Northwestern University with concentrations in finance, marketing and accounting. We believe that Mr. Dubois is well qualified to serve on our board due to his extensive experience leading domestic and international companies through periods of growth and change for both public and private companies.

Michael Leitner has served as an independent director since September 2021. Mr. Leitner was the co-head of Blackrock’s Direct Lending and Special Situations investment practice, which had over $17 billion of assets under management at the time of Mr. Leitner’s retirement from BlackRock in December 2020. Mr. Leitner led BlackRock’s investment strategies in the technology, communication services and media sectors, and was also the lead partner for special situations strategies, restructurings, and corporate governance matters for the funds he managed. Michael Leitner currently serves as a director of each of INAP, a global provider of secure, performance-oriented hybrid infrastructure solutions, Tillman Infrastructure Group, a developer, owner and operator of wireless macro cell sites and towers, and Panagram Capital LLC, a closed-end investment fund focused on CLO equity tranche investing. From 2005 to August 2018, Mr. Leitner held several roles, including Managing Partner, Chairman of the Investment Committee and as a member of the Management Committee, with Tennenbaum Capital Partners (“TCP”), an alternative investment management firm. TCP was acquired by BlackRock in August 2018.

Mr. Leitner has had an extensive career as an executive with several leading technology and global communications firms. From 2004 to 2005, Mr. Leitner served as Senior Vice President of Corporate Development for WilTel Communications. From 2002 to 2004, Mr. Leitner served as President and Chief Executive Officer of GlobeNet Communications. Mr. Leitner positioned each of GlobeNet and WilTel through successful operating turnarounds and sale transactions. From 2000 to 2001, Mr. Leitner served as Vice President of Corporate Development and head of Global Data Center and Colocation Services for 360 Networks, Mr. Leitner also served as Senior Director of Corporate Development for Microsoft Corporation, managing corporate investments and acquisitions in the telecommunications, media, managed services, and enterprise software sectors, from 1998 to 2000. Prior to Microsoft, Mr. Leitner was a Vice President in the Mergers and Acquisitions group at Merrill Lynch. Mr. Leitner has served on numerous public and private company boards, including serving as a member and/or chairman of past audit, compensation, executive and governance committees.

Mr. Leitner earned a B.A. in Economics from the University of California at Los Angeles and an M.B.A from the University of Michigan. Mr. Leitner is also an active member of YPO (Young Presidents’ Organization) and a licensed EMT in New York. We believe that Mr. Leitner is well qualified to serve on our board due to his extensive experience as a leader in the finance, technology and communication services sectors.

Number, Terms of Office and Appointment of Directors and Officers

Our board of directors consists of five members. Prior to our initial business combination, holders of our founder shares will have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our public shares will not have the right to vote on the appointment or removal of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by holders of at least 90% of our issued and outstanding ordinary shares attending and voting at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, holders of our founder shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Henry E. Dubois, Gary D. Begeman and Michael Leitner. Henry E. Dubois serves as chairperson of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Henry E. Dubois qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Michael Leitner, Henry E. Dubois and Gary D. Begeman. Michael Leitner serves as chairperson of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance committee are Gary D. Begeman, Henry E. Dubois and Michael Leitner. Gary D. Begeman serves as chairperson of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. You are able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K or on our website.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	duty to not improperly fetter the exercise of future discretion;
●	duty to exercise powers fairly as between different sections of shareholders;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

All of our officers and certain of our directors have fiduciary and contractual obligations to Antarctica Capital and to certain companies in which it has invested. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. None of the members of our management team who are also employed by our sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware, subject to his or her fiduciary duties under Cayman Islands law. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or shareholders of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties.

Members of our management team and our board may directly or indirectly own our securities, and accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law, no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us and we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See the section titled “Item 1A. Risk Factors — Risks Related to Our Organization and Structure — Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers to other entities will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination. You should not rely on the historical record of our founders’ and management’s performance as indicative of our future performance. See the section titled “Item 1A. Risk Factors — Risks Relating to Our Business and Strategy — Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in the company.”

Potential investors should also be aware of the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors and Officers.”
●	Our initial shareholders, directors and officers, and advisors have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 18 months after the closing of our IPO or during any Extension Period. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. Each of our anchor investors has entered into an investment agreement with us pursuant to which they have agreed that any founder shares held by them are (i) not entitled to redemption rights in connection with the completion of our initial business combination or in connection with a shareholder vote to amend our amended and restated memorandum and articles of association and (ii) not entitled to liquidating distributions from the trust account with respect to any founder shares the anchor investor holds in the event we fail to complete our initial business combination within 18 months from the closing of our IPO or during any extension period. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders and anchor investors until the earlier of: (1) one year after the completion of our initial business combination; and (2) subsequent to our initial business combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and directors and officers may directly or indirectly own ordinary shares and warrants, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.
●	Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors, officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Chandra R. Patel	Antarctica Capital, LLC	Private Equity	Chief Executive Officer & Managing Partner
Richard C. Davis	ArgoSat Consulting Advisory Firm	Consulting	Managing Member
	Antarctica Data Partners PE Investments	Private Equity	Managing Director
Graeme Shaw	ArgoSat Consulting Advisory Firm	Consulting	Managing Member
	Antarctica Data Partners PE Investments	Private Equity	Managing Director
Romeo A. Reyes	Antarctica Data Partners PE Investments	Private Equity	Managing Director
Gary D. Begeman
	Nordic Aviation Capital	Aerospace	Director
	University of South Dakota Foundation	Nonprofit	Director
Henry E. Dubois	Blacksky Holdings, Inc.	Space-based Technology	Chief Development Officer
	HED Consulting, LLC	Consulting	Managing Director
Michael Leitner	Intermap	Cloud Services	Director
	Tillman Infrastructure	Telecommunications	Director
	Panagram Capital LLC	Finance	Chairman of the Board

Accordingly, if any of the above directors or officers become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law, no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us and we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or officers. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire that such an initial business combination is fair to our company from a financial point of view.

In addition, our sponsor or any of its affiliates may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public shareholders for a vote, our initial shareholders, directors, officers, and advisors have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any founder shares (and their permitted transferees will agree) and public shares held by them in favor of our initial business combination. Each of our anchor investors has agreed to vote any founder shares they hold in favor of our initial business combination.

Limitation on Liability and Indemnification of Directors and Officers

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of directors and officers, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime.

Our amended and restated memorandum and articles of association provide for indemnification of our directors and officers to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect.

We have entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our directors and officers.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11.     Executive Compensation.

None of our directors or officers have received any cash compensation for services rendered to us. Until the earlier of consummation of our initial business combination and our liquidation, we will pay an affiliate of our sponsor a total of $10,000 per month for office space, administrative and support services. Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates. On June 7, 2021, our sponsor transferred 25,000 founder shares to Mitsui & Co., LTD, an advisory board member at their original per-share purchase price. On August 13, 2021, our sponsor transferred 35,000 founder shares to each of Gary D. Begeman, Henry E. Dubois and Michael Leitner, our independent directors, and 25,000 founder shares to each of Eddie Kato and Simon Cathcart, our advisory board members at their original per-share purchase price.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this Annual Report by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our directors and officers; and
●	all our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

	Number of shares	Approximate percentage of issued
Name and address of beneficial owner(1)	beneficially owned	and outstanding ordinary shares(2)
Endurance Antarctica Partners, LLC(2)(3)	3,570,000	15.1%
Chandra R. Patel	—	—
Richard C. Davis	—	—
Graeme Shaw	—	—
Romeo A. Reyes	—	—
Gary D. Begeman(2)	35,000	*
Henry E. Dubois(2)	35,000	*
Michael Leitner(2)	35,000	*
All directors and officers as a group (seven individuals)(2)	105,000	*
Aristeia Capital, L.L.C.(4)	1,980,000	9.0%
Polar Asset Management Partners Inc.(5)	1,980,000	9.0%
RiverNorth Capital Management, LLC(6)	1,980,000	9.0%
Radcliffe Capital Management, L.P.(7)	1,500,000	7.0%
MMCAP International Inc. SPC(8)	1,480,000	6.9%
Shaolin Capital Management LLC(9)	1,314,541	6.2%
Citadel Advisors LLC(10)	1,250,000	5.8%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Endurance Acquisition Corp., 630 Fifth Avenue, 20th Floor, New York, NY 10111.
(2)	For each beneficial owner, their respective Class B ordinary shares are included in the total outstanding ordinary shares, but other Class B ordinary shares are excluded.
(3)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such Class B ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to certain adjustments, as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report.
(4)	Endurance Antarctica Partners, LLC, our sponsor, is the record holder of the Class B ordinary shares reported herein. Chandra R. Patel, Richard C. Davis and Graeme Shaw share voting and investment control over shares held by our sponsor by virtue of their shared control of our sponsor.
(5)	Represents shares that may be deemed to be beneficially owned by Aristeia Capital, L.L.C., a Delaware limited liability company (“Aristeia”). Aristeia is the investment manager of, and has voting and investment control with respect to the shares held by, one or more private investment funds. Aristeia has a business address of One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.
(6)	Represents shares that may be deemed to be beneficially owned by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada (“Polar”), which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares directly held by PMSMF. Each of Polar and PMSMF has a business address of 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(7)	Represents shares that may be deemed to be beneficially owned by RiverNorth Capital Management, LLC, a Delaware limited liability company (“RiverNorth”). RiverNorth is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. RiverNorth has a business address of 325 N. LaSalle Street, Ste. 645, Chicago, Illinois 60654.

(8)	Represents shares that may be deemed to be beneficially owned by each of Radcliffe Capital Management, L.P. a Delaware limited partnership, RGC Management Company, LLC, a Delaware limited liability company, Steven B. Katznelson, a citizen of Canada, the United States and the United Kingdom, Christopher Hinkel, a citizen of the United States, Radcliffe SPAC Master Fund, L.P., a Cayman Isalnds limited partnership, and Radcliffe SPAC GP, LLC, a Delaware limited liability company, each of whom has a business address of 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.
(9)	Represents shares that may be deemed to be beneficially owned by each of MMCAP International Inc. SPC, a Cayman Islands exempted company (“MMCAP”), and MM Asset Management Inc., a company incorporated under the laws of Ontario, Canada (“MM Asset”). MMCAP has a business address of c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands. MM Asset has a business address of 161 Bay Street, TD Canada Trust Tower Ste 2240, Toronto, ON M5J 2S1 Canada.
(10)	Represents shares that may be deemed to be beneficially owned by Shaolin Capital Management LLC, a company incorporated under the laws of State of Delaware (“Shaolin”), which serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd., a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, and DS Liquid DIV RVA SCM LLC being managed accounts advised by the Shaolin Capital Management LLC. Shaolin has a business address of 7610 NE 4th Court, Suite 104 Miami FL 33138.
(11)	Represents shares that may be deemed to be beneficially owned by each of Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin (collectively with Citadel Advisors, CAH, CGP, Citadel Securities, CALC4 and CSGP, the “Citadel Entities”) with respect to the shares owned by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities. Each of Citadel Advisors, CGP, Citadel Securities and CSGP is organized as a limited liability company under the laws of the State of Delaware. Each of CALC4 and CAH is organized as a limited partnership under the laws of the State of Delaware. Mr. Griffin is a U.S. citizen. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. Each of the Citadel Entities has a business address of 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

Our initial shareholders, directors, officers and advisors, collectively, beneficially own 15.5% of the issued and outstanding ordinary shares and have the right to elect all of our directors prior to our initial business combination as a result of holding all of the founder shares. Holders of our public shares do not have the right to appoint any directors to our board of directors prior to our initial business combination. In addition, because of their ownership block, our initial shareholders, officers, directors, advisors and anchor investors may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On April 26, 2021, our sponsor purchased 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. On June 7, 2021, our sponsor transferred 25,000 founder shares to Mitsui & Co., LTD., an advisory board member. On August 13, 2021, our sponsor transferred 35,000 founder shares to each of Gary D. Begeman, Henry E. Dubois and Michael Leitner, our independent directors, and 25,000 founder shares to each of Eddie Kato and Simon Cathcart, our advisory board members. Our initial shareholders collectively own 15% of our issued and outstanding shares. In connection with our IPO, our sponsor transferred 1,250,000 founder shares to the anchor investors on September 17, 2021. On October 29, 2021, 750,000 founder shares were forfeited by our sponsor when the underwriters’ over-allotment option expired unexercised.

Private Placement Warrants

Our sponsor and Cantor have purchased an aggregate of 7,630,000 private placement warrants for a purchase price of $1.00 per warrant ($7,630,000 in the aggregate) in a private placement that occurred simultaneously with the closing of our IPO. Each private placement warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

Business Combination Opportunities

As more fully discussed in the section titled “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Administrative Services Agreement

We have entered into an Administrative Services Agreement with an affiliate of our sponsor, pursuant to which we pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 18 months, an affiliate of our sponsor will be paid a total of $180,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Reimbursement of Expenses

Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, directors, officers or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Related Party Notes

The Sponsor issued a promissory note allowing the Company to borrow up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO. The Company had borrowed $148,372 under the promissory note, which was fully repaid on September 17, 2021. There are currently no amounts outstanding under the promissory note.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor or certain of our directors and officers as we do not believe third parties will be willing to loan such funds and provide a waiver of any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

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

Related Party Transaction Policy

Our board of directors has adopted a written related person transaction approval policy (the “Related Party Transaction Policies and Procedures” or the “policy”) to further the goal of ensuring that any related person transaction is properly reviewed, approved by the audit committee, and fully disclosed in accordance with the rules and regulations of the SEC and the Nasdaq. The policy applies to transactions or arrangements between us and any related person, including directors, director nominees, executive officers, greater than 5% stockholders and the immediate family members of each of these groups (the “Related Persons”). They do not, however, apply with respect to general conflicts between the interests of us and our employees, officers and directors, including issues relating to engaging in a competing business and receiving certain benefits from us, such as loans or guarantees of obligations, which are reported and handled in accordance with our Code of Ethics and other procedures and guidelines implemented by us from time to time.

Under the policy, the Related Person is responsible for identifying and reporting to the audit committee any proposed related person transaction. In the event the Chief Executive Officer determines that it is impractical or undesirable to wait until an audit committee meeting can be convened in order to review a transaction with Related Person, the Chairperson of the audit committee may act as an authorized subcommittee on behalf of the audit committee to review the such transaction, so long as the Chairperson is a disinterested member with respect to such transaction. After considering all the facts and circumstances available to the audit committee, the audit committee will approve, ratify or reject the transaction, in its discretion. All approved transactions with Related Persons will be disclosed to the full board of directors.

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the Nasdaq rules and applicable SEC rules. Our board of directors has determined that each of Gary D. Begeman, Henry E. Dubois and Michael Leitner is an independent director under applicable SEC and Nasdaq rules.

Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.     Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP for services rendered.

For the Period
from April 23, 2021
(inception)
December 31, 2021
Audits Fees(1)	$143,430
Audit-Related Fees(2)	—
Tax Fees(3)	—
All Other Fees(4)	—
Total	$143,430
(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from April 23, 2021 (inception) through December 31, 2021.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum for tax planning and tax advice for the period from April 23, 2021 (inception) through December 31, 2021.
(4)	All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum for other services for the period from April 23, 2021 (inception) through December 31, 2021.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

Exhibit Index

Exhibit Number	Description of Exhibit
2.1

Business Combination Agreement, dated as of March 8, 2022, by and among Endurance Acquisition Corp., SatixFy MS and SatixFy Communications Ltd. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2022)

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

4.5*	Description of Securities
10.1

Letter Agreement, dated September 14, 2021, among the Company, the Sponsor and the Company’s officers and directors (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2021)

10.2

Investment Management Trust Agreement, dated September 14, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2021)

10.3

Registration Rights Agreement, dated September 14, 2021, among the Company, the Sponsor, Cantor and certain other security holders named therein (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2021)

10.4

Administrative Services Agreement, dated September 14, 2021, between the Company and Antarctica Data Partners, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2021)

10.5

Sponsor Warrants Purchase Agreement, dated September 14, 2021, between the Company and the Sponsor (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2021)

10.6

Private Warrants Purchase Agreement, dated September 14, 2021, between the Company and Cantor (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2021)

10.7

Form of Indemnity Agreement between the Company and each of its officers and directors (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2021)

10.8

Amended and Restated Shareholders’ Agreement, dated as of March 8, 2022, by and among SatixFy Communications Ltd. and the investors named on the signature pages thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2022)

10.9

Sponsor Letter Agreement, dated as of March 8, 2022, by and among Endurance Antarctica Partners, LLC, Endurance Acquisition Corp. and SatixFy Communications Ltd. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2022)

10.10

Form of SatixFy Transaction Support Agreements, dated as of March 8, 2022, by and among Endurance Acquisition Corp., SatixFy Communications Ltd. and the certain shareholders of SatixFy Communications Ltd. named on the signature pages thereto (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2022)

Exhibit Number	Description of Exhibit
10.11

Form of Unit Subscription Agreements, dated as of March 8, 2022, by and among Endurance Antarctica Partners, LLC, Endurance Acquisition Corp., SatixFy Communications Ltd. and certain investors (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2022)

10.12	Form of PIPE Warrant Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2022)
10.13	Form of SatixFy Warrant Assumption Agreement (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2022)
10.14

Amended and Restated Registration Rights Agreement, dated as of March 8, 2022, by and among Endurance Acquisition Corp., Endurance Antarctica Partners, LLC and Cantor Fitzgerald & Co. (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2022)

24.1*	Power of Attorney (included on the signature pages herein).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Balance Sheet; (ii) Statement of Operations; (iii) Statement of Changes in Shareholders’ Equity; (iv) Statement of Cash Flows; and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE ACQUISITION CORP.

By:	/s/ Richard C. Davis
Richard C. Davis
Chief Executive Officer

Date:	March 30, 2022

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard C. Davis, Romeo A. Reyes and Chandra R. Patel and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chandra R. Patel	Chairman of the Board of Directors	March 30, 2022
Chandra R. Patel

/s/ Richard C. Davis	Chief Executive Officer and Director	March 30, 2022
Richard C. Davis	(principal executive officer)

/s/ Romeo A. Reyes	Chief Financial Officer	March 30, 2022
Romeo A. Reyes	(principal financial and accounting officer)

/s/ Gary D. Begeman	Director	March 30, 2022
Gary D. Begeman

/s/ Henry E. Dubois	Director	March 30, 2022
Henry E. Dubois

/s/ Michael Leitner	Director	March 30, 2022
Michael Leitner

ENDURANCE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Endurance Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Endurance Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ equity and cash flows for the period from April 23, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from April 23, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021, are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Costa Mesa, CA
March 30, 2022

Endurance Acquisition Corp.

Balance Sheet

December 31, 2021

Assets:
Current assets:
Cash	$510,165
Prepaid expenses	635,952
Total current assets	1,146,117
Prepaid expenses, non-current	443,363
Cash held in Trust Account	201,007,683
Total assets	$202,597,163

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accrued expenses	$1,566,013
Total current liabilities	1,566,013
Warrant liabilities	9,340,468
Deferred underwriting commissions	9,000,000
Total liabilities	19,906,481

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value of $10.05	201,007,683

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (exclude 20,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	—
Accumulated deficit	(18,317,501)
Total shareholders’ equity (deficit)	(18,317,001)
Total Liabilities and Shareholders’ Equity (Deficit)	$202,597,163

The accompanying notes are an integral part of these financial statements.

Endurance Acquisition Corp.

Statement of Operations

FOR THE PERIOD FROM APRIL 23, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation and operating costs	$1,821,244
Loss from operations	(1,821,244)

Other income (expense)
Change in fair value of warrant liabilities	3,993,683
Transactions costs allocated to warrant liabilities	(1,260,224)
Gain on expired over-allotment	41,845
Interest income	7,683
Total other income, net	2,782,987

Net income	$961,743

Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	8,433,735
Basic and diluted net income per Class A ordinary share	$0.07
Basic and diluted weighted average shares outstanding, ordinary shares	5,000,000
Basic and diluted net income per ordinary share	$0.07

The accompanying notes are an integral part of these financial statements.

Endurance Acquisition Corp.

Statement of Changes in Shareholders’ Equity

FOR THE PERIOD FROM APRIL 23, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional		Stockholders’
	Ordinary Share		Ordinary Share		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of April 23, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to initial shareholder	—	—	5,750,000	575	24,425	—	25,000
Forfeit of 750,000 over-allotment founder shares			(750,000)	(75)	75	—	—
Sale of 20,000,000 Units through public offering	20,000,000	2,000	—	—	—	—	2,000
Shares subject to redemption	(20,000,000)	(2,000)	—	—	—	—	(2,000)
Excess of private placement proceed over fair value as capital contribution, net of amount deposited into Trust	—	—	—	—	848,914	—	848,914
Fair value of over-allotment option	—	—	—	—	(41,845)	—	(41,845)
Subsequent measurement of Class A ordinary shares subject to redemption	—	—	—	—	(831,569)	(29,080,985)	(29,912,554)
Incentives to anchor investors	—	—	—	—	—	9,801,741	9,801,741
Net income	—	—	—	—	—	961,743	961,743
Balance – December 31, 2021	—	$—	5,000,000	$500	$—	$(18,317,501)	$(18,317,001)

The accompanying notes are an integral part of these financial statements.

Endurance Acquisition Corp.

Statement of Cash Flows

for the Period from April 23, 2021 (inception) through december 31, 2021

Cash flows from operating activities:
Net income	$961,743
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(7,683)
Offering costs allocated to warrants	1,260,224
Gain on expired over-allotment	(41,845)
Change in fair value of warrant liabilities	(3,993,683)
Changes in operating assets and liabilities:
Prepaid assets	(1,079,315)
Accrued expenses	1,355,676
Net cash used in operating activities	(1,544,883)

Cash flows from investing activities:
Investment of cash in Trust Account	(201,000,000)
Net cash used in investing activities	(201,000,000)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts paid	196,000,000
Proceeds from private placement	7,630,000
Proceeds from issuance of founder shares	25,000
Proceeds from issuance of promissory note to related party	148,372
Payment of promissory note	(148,372)
Payment of deferred offering costs	(599,952)
Net cash provided by financing activities	203,055,048

Net change in cash	510,165
Cash, beginning of the period	—
Cash, end of the period	$510,165

Supplemental disclosure of non-cash investing and financing activities
Deferred underwriting discount	$9,000,000
Initial classification of warrant liabilities	$13,334,151
Initial value of Class A ordinary shares subject to possible conversion	$201,000,000
Accretion of Class A ordinary shares subject to possible redemption	$7,683

The accompanying notes are an integral part of these financial statements.

Endurance Acquisition Corp.

Notes to Financial Statements

Note 1- Organization, Business Operations, Liquidity and Going Concern

Endurance Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on April 23, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While the Company may pursue an initial Business Combination target in any industry or geographic location, the Company intends to focus its search for a target business operating in data infrastructure and analytics, with a primary focus on space and wireless industries and related technology and services, which the Company refers to as “space-based tech” businesses.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from April 23, 2021 (inception) through December 31, 2021 relates to the Company’s formation, search for a target business and the Initial Public Offering (the “IPO”), and subsequent to the IPO, identifying a target company for a Business Combination and activities in connection with the proposed business combination with SatixFy Communications Ltd., a limited liability company organized under the laws of the State of Israel (“SatixFy”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liabilities as other income (expense).

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

Transaction costs amounted to $23,612,030 consisting of $4,000,000 of underwriting commissions, $9,000,000 of deferred underwriting commissions, $810,289 of other offering costs and $9,801,741 of incentives to anchor investors. In addition, December 31, 2021, $510,165 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Trust Account

Following the closing of the IPO on September 17, 2021, $201,000,000 ($10.05 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”) and was invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Based on current interest rates, the Company estimates that the interest earned on the Trust Account will be approximately $40,200 per year, assuming an interest rate of 0.02% per year. The Company will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any. The funds held in the Trust Account will not otherwise be released from the Trust Account until the earliest of: (1) the completion of the initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend its amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination within 18 months from the closing of the IPO, or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares; and (3) the redemption of the public shares if the Company has not completed an initial Business Combination within 18 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which would have priority over the claims of the public shareholders.

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

The Company will have 18 months from September 17, 2021 (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period or during any extension period approved by the Company’s shareholders (an “Extension Period”), the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Class A ordinary shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period or during any Extension Period.

The initial shareholders, directors, officers and advisors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive: (i) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with the completion of the initial Business Combination; (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the IPO or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares; and (iii) their rights to liquidating distributions from the trust account with respect to any founder shares they hold if the Company fails to complete the initial Business Combination within 18 months from the closing of the IPO or during any Extension Period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame). Each of the Company’s anchor investors has entered into an investment agreement with the Company pursuant to which they have agreed that any founder shares held by them are (i) not entitled to redemption rights in connection with the completion of the initial Business Combination or in connection with a shareholder vote to amend the amended and restated memorandum and articles of association and (ii) not entitled to liquidating distributions from the trust account with respect to any founder shares the anchor investor holds in the event the Company fails to complete the initial Business Combination within 18 months from the closing of the IPO or during any Extension Period.

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

Liquidity and Going Concern

As of December 31, 2021, the Company had $510,165 in its operating bank account, and a working capital deficit of $419,896. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor, or certain Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5).

As of December 31, 2021, the Company has neither engaged in any operations nor generated any revenues to date. The Company’s only activities since inception have been organizational activities, those necessary to prepare for the Company’s IPO and search for a target business. Following the IPO, the Company will not generate any operating revenues until after completion of its initial business combination. The Company has generated non-operating income in the form of interest income earned on the trust account balance in the amount of $7,683 which cannot used for working capital. The Company expects to incur increased expenses since becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as it conducts due diligence on prospective business combination candidates.

Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing.

Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern.

Note 2— Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $510,165 in cash as of December 31, 2021. The Company did not have any cash equivalents as of December 31, 2021.

Marketable Securities Held in Trust Account

As of December 31, 2021, the assets held in the Trust Account were held in money market fund. At December 31, 2021, the Company had $201,007,683 held in the Trust Account.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2021, the Company had not experienced losses on this account.

Offering Costs associated with the Initial Public Offering

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are charged to shareholders’ equity. The Company incurred offering costs amounting to $23,612,030 as a result of the Initial Public Offering consisting of $4,000,000 of underwriting commissions, $9,000,000 of deferred underwriting commissions, $810,289 of other offering costs and $9,801,741 of incentives to anchor investors.

The Company recorded $22,351,806 of offering costs as a reduction of equity in connection with the Class A ordinary shares included in the Units. The Company immediately expensed $1,260,224 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

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

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 17,630,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the year ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary shares is the same as basic net income per ordinary shares for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Period from April 23,2021
	(Inception) to December 31, 2021
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$603,785	$357,958

Denominator:
Basic and diluted weighted-average shares outstanding	8,433,735	5,000,000
Basic and diluted net income per share	$0.07	$0.07

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

The Company granted the underwriters a 45-day option at the Initial Public Offering date to purchase up to 3,000,000 additional Units to cover over-allotments. The over-allotment option was evaluated under ASC 480 “Distinguishing Liabilities from Equity” and is considered to be a freestanding financial instrument and meets the definition of a liability under ASC 480. The determination was based on the understanding that the over-allotment option may be exercised subsequent to the transfer of the securities from the underwriters to the investors. The over-allotment option liability is measured at fair value at inception and subsequently until it is expired on October 29, 2021, with changes in fair value presented in the statement of operations. As of December 31, 2021, no such liabilities related to over-allotment was recorded on the accompanying balance sheet.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 9).

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3— Initial Public Offering

On September 17, 2021, the Company consummated its IPO of 20,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Following the closing of the IPO on September 17, 2021, $201,000,000 ($10.05 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants, was placed in a Trust Account and was invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

As of December 31, 2021, the ordinary share reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$201,000,000
Less:
Proceeds allocated to Public Warrants	(7,553,065)
Ordinary share issuance costs	(22,351,806)
Plus:
Remeasurement of carrying value to redemption value	29,904,871
Interest income	7,683
Contingently redeemable ordinary share	$201,007,683

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

Note 5—Related Party Transactions

Founder Shares

On April 26, 2021, the Sponsor purchased 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the number of founder shares issued. On June 7, 2021, the Sponsor transferred 25,000 founder shares to Mitsui & Co., LTD., an advisory board member. On August 13, 2021, the Sponsor transferred 35,000 founder shares to each of Gary D. Begeman, Henry E. Dubois and Michael Leitner, the independent directors, and 25,000 founder shares to each of Eddie Kato and Simon Cathcart, the advisory board members. 750,000 founder shares were forfeited by the Sponsor on October 29, 2021 after the underwriters’ over-allotment option expired without being exercised.

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

Promissory Note—Related Party

The Sponsor issued a promissory note allowing the Company to borrow up to $300,000 under an unsecured promissory note used for a portion of the expenses of the IPO. The Company had borrowed $148,372 under promissory note, which was fully repaid on September 17, 2021. At December 31, 2021, no such promissory note were outstanding.

Working Capital Loans

In addition, in order to fund any working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, it may repay such loaned amounts out of the proceeds of the trust account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor and Cantor. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor or certain of its directors and officers as the Company does not believe third parties will be willing to loan such funds and provide a waiver of any and all rights to seek access to funds in the trust account. At December 31, 2021, no such Working Capital Loans were outstanding.

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

Secretarial and Administrative Services

On September 14, 2021, the Company entered into an Administrative Services Agreement pursuant to which it will also pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or a liquidation, the Company will cease paying these monthly fees. For the period from April 23, 2021 (inception) to December 31, 2021, the Company incurred and paid $35,333 under the Administrative Services Agreement.

Note 6— Commitments and Contingencies

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

Underwriting Agreement

The underwriters had a 45-day option from the date of the IPO to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. The option expired on October 29, 2021.

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

Note 7— Warrant Liabilities

At December 31, 2021, the Company had 17,630,000 warrants outstanding (10,000,000 Public Warrants and 7,630,000 Private Placement Warrants).

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.

Once the warrants become exercisable, the Company may redeem the warrants (except as described herein with respect to the private placement warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days ’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within any 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) .

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days ’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Class A ordinary shares;

●	if, and only if, the Reference Value equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant); and

●	if the Reference Value is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), then the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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

Note 8— Shareholders’ Equity

Preference Shares

The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share. At December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 20,000,000 Class A ordinary shares issued or outstanding, all of which are subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each ordinary share. At December 31, 2021, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account	$201,007,683	$201,007,683	$—	$—
	$201,007,683	$201,007,683	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$5,294,000	$5,294,000	$—	$—
Warrant liabilities – Private Placement Warrants	4,046,468	—	—	4,046,468
	$9,340,468	$5,294,000	$—	$4,046,468

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations. The Private Warrants were initially valued and continue to be valued using a Monte Carlo model. The Private Warrants are initially considered to be a Level 3 fair value measurements due to the use of unobservable inputs and were initially valued using a Monte Carlo Model.

The Monte Carlo model’s primary unobservable input utilized in determining the fair value of the Private Warrants and Public Warrants is the expected volatility of the ordinary shares. The expected volatility as of the IPO date was derived from the post-merger announced publicly traded warrants for comparable SPAC companies as of the valuation date.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2021:

Input	December 31, 2021	September 17, 2021
Exercise price	$11.50	$11.50
Unit price	$9.78	$10.00
Volatility	9.6%	13.3%
Expected term of the warrants	6.07 years	6.36 years
Risk-free rate	1.36	1.08%
Dividend yield	0	0

The Company’s public warrants began separately trading on November 5, 2021. After this date, the public warrant values per share were based on the observed trading prices of the public warrants as of each balance sheet date. The fair value of the public warrant liability is classified as level 1 as of December 31, 2021.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Total Warrant
	Warrants	Warrants	Liabilities
Fair value as of April 23, 2021 (inception)	$—	$—	$—
Initial measurement on September 17,2021	5,781,086	7,553,065	13,334,151
Change in fair value of warrant liabilities	(1,734,618)	(2,259,065)	(3,993,683)
Transfer from level 3 to level 1	—	(5,294,000)	(5,294,000)
Fair value as of December 31, 2021	$4,046,468	$—	$4,046,468

Note 10— Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statement was issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On March 8, 2022, the Company entered into a business combination agreement (the “Business Combination Agreement”) with SatixFy and SatixFy MS, a Cayman Islands exempted company and a direct, wholly owned subsidiary of SatixFy (“Merger Sub”). Pursuant to the Business Combination Agreement, Merger Sub will merge with and into the Company, with the Company surviving the Business Combination as a wholly-owned subsidiary of SatixFy.

At the effective time of the Business Combination (the “Effective Time”), (i) each Company Class A ordinary share, par value $0.0001 per share (excluding treasury shares, redeeming shares and dissenting shares), will be exchanged for one ordinary share of SatixFy and (ii) each outstanding warrant of the Company will be assumed by SatixFy and will become a warrant exercisable for one ordinary share of SatixFy (subject the terms and conditions of the Warrant Assumption Agreement).

Prior to the Effective Time, each preferred share of SatixFy will be converted into one ordinary share of SatixFy. Immediately following such preferred share conversion but prior to the Effective Time, each issued and outstanding ordinary share of SatixFy will be converted into a number of SatixFy ordinary shares (the “Pre-Closing Recapitalization”) determined by multiplying each then issued and outstanding ordinary share by the quotient of (a) the Adjusted Equity Value Per Share and (b) $10.00 (the “Exchange Ratio”). Additionally, immediately following the Pre-Closing Recapitalization but prior to the Effective Time, each SatixFy option outstanding and unexercised immediately prior to the Effective Time, will be adjusted by multiplying the number of SatixFy ordinary shares subject to such option by the Exchange Ratio and the per share exercise price will determined by dividing the exercise price of such option immediately prior to the Effective Time by the Exchange Ratio. In addition, immediately following the Pre-Closing Recapitalization but prior to the Effective Time, each SatixFy warrant will be adjusted by multiplying the number of SatixFy ordinary shares subject to such warrant by the Exchange Ratio and the per share exercise price will be determined by dividing the per share exercise price of such warrant immediately prior to the Effective Time by the Exchange Ratio. Each SatixFy warrant issued and outstanding will be exercised on a cashless basis assuming a then price per share equal to $10.00, and no SatixFy warrants shall survive after the Effective Time.

For more information about the Business Combination Agreement and the proposed Business Combination, see the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2022, and subsequent filings with the SEC. Unless specifically stated, this Form 10-K does not give effect to the proposed Business Combination and does not contain a description of the risks associated with the Business Combination. Such risks and effects relating to the proposed Business Combination will be described in a Form F-4 registration statement to be filed by SatixFy. The registration statement on Form F-4 will also contain a description of the business, operations, financial condition, management, governance, capitalization and other materials terms of the combined company following the business combination as well as information on the redemption process and the shareholders’ meeting to approve the transaction.

On March 6, 2022, the Company entered into a side letter to the underwriting agreement with Cantor and Truist Securities, Inc. (“Truist Securities”) pursuant to which the deferred underwriting commission was changed to $6,000,000 for Cantor and $150,000 for Truist Securities. However, in the event that the Proceeds involved in the Business Combination are in excess of $40,000,000 and less than or equal to $100,000,000, the deferred underwriting commission shall be increased by up to an additional $2,100,000 for Cantor and up to an additional $750,000 for Truist Securities.

In connection with the Business Combination Agreement, the Company and SatixFy entered into a variety of different advisory arrangements with investments banks including Cantor, Truist Securities and Barclays Capital Inc. (“Barclays”). Pursuant to the placement agent engagement letter between Cantor, SatixFy and the Company, $3.5 million will be payable by SatixFy upon consummation of the Business Combination. If the Business Combination is consummated, up to $50,000 in expenses will be reimbursed by SatixFy, and if the Business Combination is not consummated, up to $25,000 in expenses will be reimbursed by the Company. Pursuant to the financial advisor engagement letter between Truist Securities and the Company, $2.855 million will be payable by the Company upon consummation of the Business Combination, and up to an additional $2.145 million will be payable depending on the amount of Proceeds involved in the Business Combination. Whether or not the Business Combination is consummated, up to $50,000 in expenses will be reimbursed by the Company. Pursuant to the financial advisor engagement letter between Barclays and SatixFy, $7.5 million will be payable by SatixFy upon consummation of the Business Combination, and up to an additional $3.5 million will be payable depending on the amount of Proceeds involved in the Business Combination. Pursuant to the placement agent engagement letter between Barclays, SatixFy and the Company, no fees will be payable by the Company upon consummation of the Business Combination. If the Business Combination is consummated, up to $50,000 in expenses will be reimbursed by SatixFy, and if the Business Combination is not consummated, up to $25,000 in expenses will be reimbursed by the Company. Upon the consummation of the Business Combination, the Company would be a wholly owned subsidiary of SatixFy and any such obligations of the Company would be assumed by SatixFy on a consolidated basis. In the event that the Business Combination is not consummated, the only obligations of SatixFy and/or the Company will be the reimbursement of certain expenses.