Form 10-Q
period 2022-03-31
Endurance Acquisition Corp.
filed 2022-05-16
CIK 1864891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, the registrant had 20,000,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,000,000 Class B Ordinary Shares, par value $0.0001, issued and outstanding.

ENDURANCE ACQUISITION CORP.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENDURANCE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$212,259	$510,165
Prepaid expenses	850,806	635,952
Total current assets	1,063,065	1,146,117
Prepaid expenses, non-current	—	443,363
Investments held in Trust Account	201,023,297	201,007,683
Total assets	$202,086,362	$202,597,163

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$2,868,410	$1,566,013
Total current liabilities	2,868,410	1,566,013
Warrant liabilities	4,414,441	9,340,468
Deferred underwriting commissions	9,000,000	9,000,000
Total liabilities	16,282,851	19,906,481

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value of $10.05 as of March 31, 2022 and December 31, 2021	201,023,297	201,007,683

Shareholders’ Deficit
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (exclude 20,000,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	500	500
Additional paid-in capital	—	—
Accumulated deficit	(15,220,286)	(18,317,501)
Total shareholders’ deficit	(15,219,786)	(18,317,001)
Total Liabilities and Shareholders’ Deficit	$202,086,362	$202,597,163

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENDURANCE ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

Operating costs	$1,828,812
Loss from operations	(1,828,812)

Other income
Change in fair value of warrant liabilities	4,926,027
Interest income	15,614
Total other income, net	4,941,641

Net income	$3,112,829

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	20,000,000
Basic and diluted net income, Class A ordinary shares subject to possible redemption	$0.12
Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,000,000
Basic and diluted net income, Class B ordinary shares	$0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENDURANCE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

	Class A		Class B		Additional		Stockholders’
	Ordinary Share		Ordinary Share		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2021	—	$—	5,000,000	$500	$—	$(18,317,501)	$(18,317,001)
Subsequent measurement of Class A ordinary shares subject to redemption	—	—	—	—	—	(15,614)	(15,614)
Net income	—	—	—	—	—	3,112,829	3,112,829
Balance – March 31, 2022	—	$—	5,000,000	$500	$—	$(15,220,286)	$(15,219,786)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENDURANCE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

Cash flows from operating activities:
Net income	$3,112,829
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(15,614)
Change in fair value of warrant liabilities	(4,926,027)
Changes in operating assets and liabilities:
Prepaid assets	228,509
Accrued expenses	1,302,397
Net cash used in operating activities	(297,906)
Net change in cash	(297,906)
Cash, beginning of the period	510,165
Cash, end of the period	$212,259

Supplemental disclosure of non-cash investing and financing activities
Remeasurement of Class A ordinary shares subject to possible redemption	$15,614

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENDURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1— Organization, Business Operations, Liquidity and Going Concern

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from April 23, 2021 (inception) through March 31, 2022 relates to the Company’s formation, search for a target business and the Initial Public Offering (the “IPO”), and subsequent to the IPO, identifying a target company for a Business Combination and activities in connection with the proposed business combination with SatixFy Communications Ltd., a limited liability company organized under the laws of the State of Israel (“SatixFy”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents and securities from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liabilities as other income (expense).

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

Transaction costs amounted to $23,612,030 consisting of $4,000,000 of underwriting commissions, $9,000,000 of deferred underwriting commissions, and $810,289 of other offering costs and $9,801,741 of incentives to anchor investors. In addition, March 31, 2022, $212,259 and $510,165 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes, respectively.

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

ENDURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

ENDURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Going Concern

As of March 31, 2022, the Company had $212,259 in its operating bank account, and a working capital deficit of $1,805,345. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor, or certain Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5).

As of March 31, 2022, the Company has neither engaged in any operations nor generated any revenues to date. The Company’s only activities since inception have been organizational activities, those necessary to prepare for the Company’s IPO and search for a target business. Following the IPO, the Company will not generate any operating revenues until after completion of its initial business combination. The Company has generated non-operating income in the form of interest income earned on the trust account balance in the amount of $15,614 which cannot used for working capital for the three months ended March 31, 2022. The Company expects to

ENDURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

incur increased expenses since becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as it conducts due diligence on prospective business combination candidates.

Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing which raises substantial doubt about the Company’s ability to continue as a going concern.

Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern.

Note 2— Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Further, Section102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

ENDURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $212,259 and $510,165 in cash as of March 31, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in a money market fund. At March 31, 2022 and December 31, 2021, the Company had $201,023,297 and $201,007,683 in marketable securities held in the Trust Account, respectively.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account.

Offering Costs associated with the Initial Public Offering

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—”Expenses of Offering”. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are charged to temporary equity. The Company incurred offering costs amounting to $23,612,030 as a result of the Initial Public Offering consisting of $4,000,000 of underwriting commissions, $9,000,000 of deferred underwriting commissions, $810,289 of other offering costs and $9,801,741 of incentives to anchor investors.

The Company recorded $22,351,806 of offering costs as a reduction of equity in connection with the Class A ordinary shares included in the Units. The Company immediately expensed $1,260,224 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s

ENDURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As a result of recent guidance to Special Purpose Acquisition Companies by the SEC regarding redeemable equity instruments, the Company revisited its application of ASC 480-10-S99 on the Company’s financial statements. Subsequent to the re-evaluation, the Company’s management concluded that all of its Public Shares should be classified as temporary equity. Accordingly, 20,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability methods, as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the unaudited condensed financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized, or liability is settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited condensed financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited condensed financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

ENDURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 17,630,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary shares is the same as basic net income per ordinary shares for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended
	March 31, 2022
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$2,490,263	$622,566

Denominator:
Basic and diluted weighted-average shares outstanding	20,000,000	5,000,000
Basic and diluted net income per share	$0.12	$0.12

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statement of operations. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

The Company granted the underwriters a 45-day option at the Initial Public Offering date to purchase up to 3,000,000 additional Units to cover over-allotments. The over-allotment option was evaluated under ASC 480 “Distinguishing Liabilities from Equity” and is considered to be a freestanding financial instrument and meets the definition of a liability under ASC 480. The determination was based on the understanding that the over-allotment option may be exercised subsequent to the transfer of the securities from the underwriters to the investors. The over-allotment option liability is measured at fair value at inception and subsequently until it is expired on October 29, 2021, with changes in fair value presented in the statement of operations. As of March 31, 2022 and December 31, 2021, no such liabilities related to over-allotment was recorded on the accompanying balance sheets.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 9).

ENDURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The guidance was adopted starting January 1, 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

ENDURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2022 and December 31, 2021, the ordinary share reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$201,000,000
Less:
Proceeds allocated to Public Warrants	(7,553,065)
Ordinary shares issuance costs	(22,351,806)
Plus:
Remeasurement of carrying value to redemption value	29,904,871
Interest income	7,683
Contingently redeemable ordinary shares as of December 31, 2021	$201,007,683
Plus:
Interest income	15,614
Contingently redeemable ordinary shares as of March 31, 2022	$201,023,297

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

ENDURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

750,000 founder shares were forfeited by the Sponsor on October 29, 2021 after the underwriters’ over-allotment option expired without being exercised.

In connection with the IPO, the anchor investors, collectively, acquired from the Sponsor an aggregate of 1,250,000 Founder Shares, with an aggregate fair value of $9,807,176. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering costs were allocated to the separable financial instruments (i.e., public shares and Public Warrant) issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the public shares were charged to shareholders’ deficit upon the completion of the IPO.

Promissory Note—Related Party

The Sponsor issued a promissory note allowing the Company to borrow up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO. The Company had borrowed $148,372 under promissory note, which was fully repaid on September 17, 2021. At March 31, 2022 and December 31, 2021, no promissory note was outstanding.

Working Capital Loans

In addition, in order to fund any working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, it may repay such loaned amounts out of the proceeds of the trust account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor and Cantor. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor or certain of its directors and officers as the Company does not believe third parties will be willing to loan such funds and provide a waiver of any and all rights to seek access to funds in the trust account. At March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

Secretarial and Administrative Services

On September 14, 2021, the Company entered into an Administrative Services Agreement pursuant to which it will also pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or a liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred and paid $30,000 under the Administrative Services Agreement.

ENDURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6— Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Placement Warrants and any warrants that may be issued on conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to the Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights until five years after the effective date of the registration statement on Form S-1 (File No. 333-259098) filed September 14, 2021 and may not exercise their demand rights on more than one occasion.

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

Business Combination Agreement

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

ENDURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Prior to the execution of the Business Combination Agreement, SatixFy entered into a credit facility pursuant to which SatixFy borrowed $55,000,000 (the “Debt Financing”). Substantially contemporaneously with the Effective Time, SatixFy will issue securities to certain investors (the “PIPE Investors”) pursuant to the unit subscription agreements (the “PIPE Financing” or the “Unit Subscription Agreements”).

Further, prior to the execution of the Business Combination Agreement, SatixFy entered into an equity line of credit purchase agreement and related registration rights agreement with CF Principal Investments LLC, a Delaware limited liability company and an affiliate of Cantor Fitzgerald & Co (“CF Principal Investments”), pursuant to which SatixFy may issue up to $75,000,000 of ordinary shares of SatixFy following the closing of the Business Combination (the “Equity Line of Credit”).

Unless specifically stated, this Form 10-Q does not give effect to the proposed Business Combination and does not contain a description of the risks associated with the Business Combination. Such risks and effects relating to the proposed Business Combination will be described in a Form F-4 registration statement to be filed by SatixFy. The registration statement on Form F-4 will also contain a description of the business, operations, financial condition, management, governance, capitalization and other materials terms of the combined company following the business combination as well as information on the redemption process and the shareholders’ meeting to approve the transaction.

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

ENDURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7— Warrant Liabilities

At March 31, 2022 and December 31, 2021, the Company had 17,630,000 warrants outstanding (10,000,000 Public Warrants and  7,630,000 Private Placement Warrants).

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

ENDURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

ENDURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Note 8— Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 20,000,000 Class A ordinary shares issued or outstanding, all of which are subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each ordinary share. Prior to the IPO, there were 5,750,000 Class B ordinary shares issued and outstanding. On October 29, 2021, 750,000 founder shares were forfeited by our sponsor when the underwriters’ over-allotment option expired unexercised. At March 31, 2022 and December 31, 2021, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

ENDURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The fair value of the Company’s prepaid expenses and accrued offering costs and expenses approximate the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

ENDURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$201,023,297	$201,023,297	$—	$—
	$201,023,297	$201,023,297	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$2,500,000	$2,500,000	$—	$—
Warrant liabilities – Private Placement Warrants	1,914,441	—	1,914,441	—
	$4,414,441	$2,500,000	$1,914,441	$—

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	December 31. 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$201,007,683	$201,007,683	$—	$—
	$201,007,683	$201,007,683	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$5,294,000	$5,294,000	$—	$—
Warrant liabilities – Private Placement Warrants	4,046,468	—	—	4,046,468
	$9,340,468	$5,294,000	$—	$4,046,468

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

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2022 and December 31, 2021:

Input	March 31, 2022	December 31, 2021
Exercise price	$—	$11.50
Unit price	$—	$9.78
Volatility	—%	9.6%
Expected term of the warrants	—	6.07 years
Risk-free rate	—%	1.36%
Dividend yield	—	0

The Company’s Public Warrants began separately trading on November 5, 2021. After this date, the Public Warrant values per share were based on the observed trading prices of the public warrants as of each balance sheet date. The fair value of the Public Warrant liability is classified as level 1 as of March 31, 2022 and December 31, 2021.

Initially and through to December 31, 2021, the Private Warrants were valued using a Monte Carlo model, which is considered to be a Level 3 fair value measurement due to the use of unobservable inputs. The subsequent measurement of the Private Placement Warrants is classified as Level 2 due to the use of an observable market quote for a similar asset in an active market. The estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the three months ended March 31, 2022 was $1,914,441.

ENDURANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Total Warrant
	Warrants	Warrants	Liabilities
Fair value as of January 1, 2022	$4,046,468	$—	$4,046,468
Change in fair value of warrant liabilities	(2,132,027)	—	(2,132,027)
Transfer from level 3 to level 2	(1,914,441)	—	(1,914,441)
Fair value as of March 31, 2022	$—	$—	$—

Transfers in the amount of $1,914,441 from Level 3 to Level 2 of the fair value hierarchy occurred during the three months ended March 31, 2022.

Note 10— Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the condensed financial statements was issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On April 1, 2022 (the “Second Addendum Effective Date”), certain Consulting Agreement, commencing as of September 14, 2021, as amended by the First Addendum on December 2, 2021 (together with this Second Addendum, the “Agreement”) by and between ICR, LLC (“Consultant”) and the Company was amended as follows:

I.	COMPENSATION: Commencing on the Second Addendum Effective Date, the Twenty Thousand Dollar ($20,000.00) monthly fees for the months of April, May, and June 2022 listed in Section IV.B.i. of the Agreement shall be deferred and payable upon the Transaction Date. Beginning July 1, 2022, all fees shall be payable as originally listed in the Agreement.
II.	GENERAL. To the extent that the terms of this Second Addendum modify or conflict with any provisions of the Agreement, the terms of this Second Addendum shall control. All other terms of the Agreement shall remain the same and in full force and effect.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Prior to the execution of the Business Combination Agreement, SatixFy entered into a credit facility pursuant to which SatixFy borrowed $55,000,000 (the “Debt Financing”). Substantially contemporaneously with the Effective Time, SatixFy will issue securities to certain investors (the “PIPE Investors”) pursuant to the unit subscription agreements (the “PIPE Financing” or the “Unit Subscription Agreements”).

Further, prior to the execution of the Business Combination Agreement, SatixFy entered into an equity line of credit purchase agreement and related registration rights agreement with CF Principal Investments LLC, a Delaware limited liability company and an affiliate of Cantor Fitzgerald & Co (“CF Principal Investments”), pursuant to which SatixFy may issue up to $75,000,000 of ordinary shares of SatixFy following the closing of the Business Combination (the “Equity Line of Credit”).

The consummation of the proposed Business Combination is subject to certain conditions as further described in the Business Combination Agreement.

Unless specifically stated, this Form 10-Q does not give effect to the proposed Business Combination and does not contain a description of the risks associated with the Business Combination. Such risks and effects relating to the proposed Business Combination will be described in a Form F-4 registration statement to be filed by SatixFy. The registration statement on Form F-4 will also contain a description of the business, operations, financial condition, management, governance, capitalization and other materials terms of the combined company following the business combination as well as information on the redemption process and the shareholders’ meeting to approve the transaction.

Results of Operations

For the three months ended March 31, 2022, we had a net income of $3,112,829 which consists of operating costs of $1,828,812, of which $1,396,974 relates to merger and acquisition costs, unrealized gain from change in fair value of warrant liabilities of $4,926,027, and interest income of $15,614.

Our business activities during the quarter consisted primarily of organizational activities and those necessary to identifying and evaluating prospective acquisition candidates for a Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for a target and completing a Business Combination.

Liquidity and Capital Resources

As of March 31, 2022, we had $212,259 in our operating bank account, and working capital deficit of $1,805,345.

For the three months ended March 31, 2022, cash used in operating activities was $297,906.

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

Following the IPO and the sale of the Private Placement Warrants, a total of $201,000,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in a U.S.-based trust account (the “Trust Account”) established for the benefit of the Company’s public shareholders maintained by Continental Stock Transfer & Trust Company, acting as trustee. Transaction costs of the IPO amounted to $13,810,289 consisting of $4,000,000 of underwriting discounts and commissions, $9,000,000 of deferred underwriting discounts commissions and $810,289 of other cash offering costs, including $ 148,372 in repayment of the unsecured promissory note to our Sponsor. In addition, as of March 31, 2022 and December 31, 2021, $212,259 and $510,165 of cash was held outside of the Trust Account and is available for working capital purposes, respectively. The funds in the trust account are invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor and Cantor. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor or certain of our directors and officers as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any such working capital loans.

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

Going Concern

As of March 31, 2022, we have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our IPO. Following the IPO, we will not generate any operating revenues until after completion of its initial business combination. We have generated non-operating income in the form of interest income earned on the trust account balance in the amount of $23,297 which cannot used for working capital.

We expect to incur increased expenses since becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as it conducts due diligence on prospective business combination candidates. Our Sponsor, or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan our funds as may be required (see Note 5 to the Financial Statements).

Based on the foregoing, management believes that we will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until March 17, 2023 to consummate the proposed Business Combination. It is uncertain that we will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by March 17, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 17, 2023. We intend to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by March 17, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, administrative and support services, provided to us. We began incurring these fees on September 15, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and our liquidation.

The underwriters are entitled to a deferred discount of $0.45 per unit, or $9,000,000 in the aggregate. The deferred discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

Warrant Liability

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statement of operations. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Financial Accounting Standards Board (“FASB”) ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. We apply this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A ordinary shares.

We account for the Public Warrants and Private Placement Warrants as liabilities in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. Because the Company does not control the occurrence of events, such as a tender offer or exchange that may trigger cash settlement of the warrants where not all of the shareholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, and as such, the warrants are recorded as derivative liabilities.

Net Income Per Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 17,630,000 potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three months ended March 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary shares is the same as basic net income per ordinary shares for the periods.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. As a result of recent guidance to Special Purpose Acquisition Companies by the SEC regarding redeemable equity instruments, we revisited its application of ASC 480-10-S99 on our financial statements. Subsequent to the re-evaluation, our management concluded that all of its Public Shares should be classified as temporary equity. Accordingly, 20,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The guidance was adopted starting January 1, 2022. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report for the year ended December 31, 2021. As of the date of this Quarterly Report, there have been no material changes to the risk factors described in the Annual Report for the year ended December 31, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Following the IPO and the sale of the Private Placement Warrants, a total of $201,000,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in the Trust Account. Transaction costs of the IPO amounted to $13,810,289, consisting of $4,000,000 of underwriting discounts and commissions, $9,000,000 of deferred underwriting discounts and commissions and $810,289 of other cash offering costs. In addition, as of March 31, 2022, $212,259 of cash was held outside of the Trust Account and is available for working capital purposes.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheet; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Changes in Shareholders’ Equity; (iv) Condensed Statement of Cash Flows; and (v) Notes to Interim Condensed Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Endurance Acquisition Corp.

Date: May 13, 2022	By:	/s/ Richard C. Davis
Richard C. Davis
Chief Executive Officer
(principal executive officer)

Date: May 13, 2022	By:	/s/ Romeo A. Reyes
Romeo A. Reyes
Chief Financial Officer
(principal financial and accounting officer)