Form 10-Q
period 2022-06-30
Endurance Acquisition Corp.
filed 2022-08-12
CIK 1864891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, the registrant had 20,000,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,000,000 Class B Ordinary Shares, par value $0.0001, issued and outstanding.

ENDURANCE ACQUISITION CORP.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	2
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021 (Audited)	2
	Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the period from April 23, 2021 (inception) to June 30, 2021 (Unaudited)	3
	Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and six months ended June 30, 2022 and for the period from April 23, 2021 (inception) to June 30, 2021 (Unaudited)	4
	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from April 23, 2021 (inception) to June 30, 2021 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	30
Signatures		31

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENDURANCE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$49,254	$510,165
Prepaid expenses	621,125	635,952
Total current assets	670,379	1,146,117
Prepaid expenses, non-current	—	443,363
Investments held in Trust Account	201,268,266	201,007,683
Total assets	$201,938,645	$202,597,163

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$3,766,307	$1,566,013
Total current liabilities	3,766,307	1,566,013
Warrant liabilities	2,035,861	9,340,468
Deferred underwriting commissions	9,000,000	9,000,000
Total liabilities	14,802,168	19,906,481

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value of $10.05 as of June 30, 2022 and December 31, 2021	201,268,266	201,007,683

Shareholders’ Deficit
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (exclude 20,000,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	500	500
Additional paid-in capital	—	—
Accumulated deficit	(14,132,289)	(18,317,501)
Total shareholders’ deficit	(14,131,789)	(18,317,001)
Total Liabilities and Shareholders’ Deficit	$201,938,645	$202,597,163

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENDURANCE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the
			period from
	For the three	For the six	April 23, 2021
	months ended	months ended	(inception) through
	June 30,	June 30,	June 30,
	2022	2022	2021
Formation and operating costs	$1,290,583	$3,119,396	$6,800
Loss from operations	(1,290,583)	(3,119,396)	(6,800)

Other income
Change in fair value of warrant liabilities	2,378,580	7,304,607	—
Interest income	244,969	260,583	—
Total other income	2,623,549	7,565,190	—

Net income (loss)	$1,332,966	$4,445,794	$(6,800)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	20,000,000	20,000,000	—
Basic and diluted net income (loss), Class A ordinary shares subject to possible redemption	$0.05	$0.18	$—
Basic and diluted, weighted average shares outstanding - Class B ordinary shares	5,000,000	5,000,000	5,000,000
Basic and diluted net income (loss), Class B ordinary shares	$0.05	$0.18	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENDURANCE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional
	Ordinary Share		Ordinary Share		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	5,000,000	$500	$—	$(18,317,501)	$(18,317,001)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(15,614)	(15,614)

Net income	—	—	—	—	—	3,112,829	3,112,829
Balance – March 31, 2022	—	$—	5,000,000	$500	$—	$(15,220,286)	$(15,219,786)

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(244,969)	(244,969)

Net income	—	—	—	—	—	1,332,966	1,332,966
Balance – June 30, 2022	—	$—	5,000,000	$500	$—	$(14,132,289)	$(14,131,789)

FOR THE PERIOD FROM APRIL 23, 2021 (INCEPTION) TO JUNE 30, 2021

	Class A		Class B		Additional
	Ordinary Share		Ordinary Share		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of April 23, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to initial shareholder (1)	—	—	5,750,000	$575	$24,425	$—	$25,000

Net loss	—	—	—	—	—	(6,800)	(6,800)
Balance – June 30, 2021	—	$—	5,750,000	$575	$24,425	$(6,800)	$18,200
(1)	Includes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENDURANCE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the
		period from
	For the six	April 23, 2021
	months ended	(inception) through
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net income (loss)	$4,445,794	$(6,800)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation Cost Paid by related party	—	6,800
Interest earned on investments held in Trust Account	(260,583)	—
Change in fair value of warrant liabilities	(7,304,607)	—
Changes in operating assets and liabilities:
Prepaid assets	458,190	—
Accrued expenses	2,200,295	—
Net cash used in operating activities	(460,911)	—

Cash flows from financing activities
Proceeds from issuance of promissory note to related party	—	1,000
Net cash provided by financing activities	—	1,000

Net change in cash	(460,911)	1,000
Cash, beginning of the period	510,165	—
Cash, end of the period	$49,254	$1,000

Supplemental disclosure of non-cash investing and financing activities
Accretion of Class A ordinary shares subject to possible redemption	$260,583	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$18,200
Deferred offering costs paid by Sponsor under the promissory note	$—	$10,000
Deferred offering costs included in accrued offerings costs and expenses	$—	$51,742

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from April 23, 2021 (inception) through June 30, 2022 relates to the Company’s formation, search for a target business and the Initial Public Offering (the “IPO”), and subsequent to the IPO, identifying a target company for a Business Combination and activities in connection with the proposed business combination with SatixFy Communications Ltd., a limited liability company organized under the laws of the State of Israel (“SatixFy”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents and securities from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liabilities as other income (expense).

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

Trust Account

Following the closing of the IPO on September 17, 2021, $201,000,000 ($10.05 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”) and was invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Based on current interest rates, the Company estimates that the interest earned on the Trust Account will be approximately $750,000 per year, assuming an interest rate of 0.37% per year. The Company will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any. The funds held in the Trust Account will not otherwise be released from the Trust Account until the earliest of: (1) the completion of the initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend its amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination within 18 months from the closing of the IPO, or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares; and (3) the redemption of the public shares if the Company has not completed an initial Business Combination within 18 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which would have priority over the claims of the public shareholders.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations, search for a target company or ability to close the proposed business combination with SatixFy, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Going Concern

As of June 30, 2022, the Company had $49,254 in its operating bank account, and a working capital deficit of $3,095,928. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor, or certain Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5).

As of June 30, 2022, the Company has neither engaged in any operations nor generated any revenues to date. The Company’s only activities since inception have been organizational activities, those necessary to prepare for the Company’s IPO, search for a target business and activity in connection with consummating the proposed business combination with SatixFy. Following the IPO, the Company will not generate any operating revenues until after completion of its initial business combination. The Company has generated non-operating income in the form of interest income earned on the trust account balance in the amount of $260,583 which cannot used for working capital. The Company expects to incur increased expenses since becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as it conducts due diligence on prospective business combination candidates.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $49,254 and $510,165 in cash as of June 30, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

As of June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in a money market fund invested in U.S. Treasury Securities. At June 30, 2022 and December 31, 2021, the Company had $201,268,266 and $201,007,683 in marketable securities held in the Trust Account, respectively.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As a result of recent guidance to Special Purpose Acquisition Companies by the SEC regarding redeemable equity instruments, the Company revisited its application of ASC 480-10-S99 on the Company’s condensed financial statements. Subsequent to the re-evaluation, the Company’s management concluded that all of its Public Shares should be classified as temporary equity. Accordingly, 20,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited condensed financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited condensed financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 17,630,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary shares is the same as basic net income per ordinary shares for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

					For the Period from
	For the		For the		April 23, 2021
	Three Months Ended		Six Months Ended		(inception) Through
	June 30, 2022		June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,066,373	$266,593	$3,556,635	$889,159	$—	$(6,800)

Denominator:
Basic and diluted weighted-average shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000	—	5,000,000
Basic and diluted net income (loss) per share	$0.05	$0.05	$0.18	$0.18	$—	$(0.00)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

The Company granted the underwriters a 45-day option at the Initial Public Offering date to purchase up to 3,000,000 additional Units to cover over-allotments. The over-allotment option was evaluated under ASC 480 “Distinguishing Liabilities from Equity” and is considered to be a freestanding financial instrument and meets the definition of a liability under ASC 480. The determination was based on the understanding that the over-allotment option may be exercised subsequent to the transfer of the securities from the underwriters to the investors. The over-allotment option liability is measured at fair value at inception and subsequently until it is expired on October 29, 2021, with changes in fair value presented in the condensed statements of operations. As of June 30, 2022 and December 31, 2021, no such liabilities related to over-allotment was recorded on the accompanying balance sheets.

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

As of June 30, 2022 and December 31, 2021, the ordinary share reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$201,000,000
Less:
Proceeds allocated to Public Warrants	(7,553,065)
Ordinary shares issuance costs	(22,351,806)
Plus:
Remeasurement of carrying value to redemption value	29,904,871
Interest income	7,683
Contingently redeemable ordinary shares as of December 31, 2021	201,007,683
Plus:
Interest income	15,614
Contingently redeemable ordinary shares as of March 31, 2022	201,023,297
Plus:
Interest income	244,969
Contingently redeemable ordinary shares as of June 30, 2022	$201,268,266

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

Promissory Note—Related Party

The Sponsor issued a promissory note allowing the Company to borrow up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO. The Company had borrowed $148,372 under promissory note, which was fully repaid on September 17, 2021. At June 30, 2022 and December 31, 2021, no promissory note was outstanding.

Working Capital Loans

In addition, in order to fund any working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, it may repay such loaned amounts out of the proceeds of the trust account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor and Cantor. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor or certain of its directors and officers as the Company does not believe third parties will be willing to loan such funds and provide a waiver of any and all rights to seek access to funds in the trust account. At June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

Secretarial and Administrative Services

On September 14, 2021, the Company entered into an Administrative Services Agreement pursuant to which it will also pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or a liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred and paid $30,000 and $60,000 under the Administrative Services Agreement, respectively. For the period from April 23, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services.

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

On June 13, 2022, we entered into Amendment No. 1 to the Business Combination Agreement (the “BCA Amendment”). The BCA Amendment amends the Business Combination Agreement to (1) change the earliest date upon which the measurements may be taken for determining the vesting of the Price Adjustment Shares from 150 days after the closing to 30 days after the date on which the resale registration statement covering the securities issued to the Subscribers of the PIPE Financing is declared effective and (2) allow for up to $200,000 of working capital loans to be converted into warrants or other securities. Additionally, on June 13, 2022, we entered into Amendment No. 1 to the Sponsor Letter Agreement (the “Sponsor Letter Amendment”), to allow for up to $200,000 of working capital loans to be converted into warrants or other securities.

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

Consulting Agreements

On May 27, 2022 (the “Third Addendum Effective Date”), that certain Consulting Agreement, commencing as of September 14, 2021, as amended by the First Addendum on December 2, 2021 and further amended by the Second Addendum on April 1, 2022, by and between ICR, LLC (the “Consultant”) and the Company was amended as follows: “Commencing on the Third Addendum Effective Date, the Twenty Thousand Dollar ($20,000.00) monthly fees for the months of April, May, June, July, August, and September 2022 listed in Section IV.B.i of the Agreement shall be deferred and payable upon the Transaction Date. If the Transaction occurs after September 30, 2022, twenty-five percent (25%) of the discretionary bonus shall become non-discretionary and be paid to the Consultant on the Transaction Date. As of June 30, 2022, $60,000 is included in accrued expenses.”

Note 7— Warrant Liabilities

At June 30, 2022 and December 31, 2021, the Company had 17,630,000 warrants outstanding (10,000,000 Public Warrants and  7,630,000 Private Placement Warrants).

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon issuance of the warrants at the closing of the IPO. Accordingly, the Company classified each warrant as a liability at its fair value. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined with the assistance of a professional independent valuation firm. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations. The Company will reassess the classification of the warrants at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

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

Note 8— Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 20,000,000 Class A ordinary shares issued or outstanding, all of which are subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each ordinary share. Prior to the IPO, there were 5,750,000 Class B ordinary shares issued and outstanding. On October 29, 2021, 750,000 founder shares were forfeited by our sponsor when the underwriters’ over-allotment option expired unexercised. At June 30, 2022 and December 31, 2021, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$201,268,266	$201,268,266	$—	$—
	$201,268,266	$201,268,266	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$1,150,000	$1,150,000	$—	$—
Warrant liabilities – Private Placement Warrants	885,861	—	885,861	—
	$2,035,861	$1,150,000	$885,861	$—

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$201,007,683	$201,007,683	$—	$—
	$201,007,683	$201,007,683	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$5,294,000	$5,294,000	$—	$—
Warrant liabilities – Private Placement Warrants	4,046,468	—	—	4,046,468
	$9,340,468	$5,294,000	$—	$4,046,468

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations. The Private Warrants were initially valued and continue to be valued using a Monte Carlo model.

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2022 and December 31, 2021:

Input	June 30, 2022	December 31, 2021
Exercise price	$—	$11.50
Unit price	$—	$9.78
Volatility	—%	9.6%
Expected term of the warrants	—	6.07 years
Risk-free rate	—%	1.36%
Dividend yield	—	0

The Company’s Public Warrants began separately trading on November 5, 2021. After this date, the Public Warrant values per share were based on the observed trading prices of the public warrants as of each balance sheet date. The fair value of the Public Warrant liability is classified as level 1 as of June 30, 2022 and December 31, 2021.

Initially and through to December 31, 2021, the Private Warrants were valued using a Monte Carlo model, which is considered to be a Level 3 fair value measurement due to the use of unobservable inputs. The subsequent measurement of the Private Placement Warrants is classified as Level 2 due to the use of an observable market quote for a similar asset in an active market. The estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the three and six months ended June 30, 2022 was $1,914,441.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Total Warrant
	Warrants	Warrants	Liabilities
Fair value as of January 1, 2022	$4,046,468	$—	$4,046,468
Change in fair value of warrant liabilities	(2,132,027)	—	(2,132,027)
Transfer from level 3 to level 2	(1,914,441)	—	(1,914,441)
Change in fair value of warrant liabilities	—	—	—
Transfer from level 3 to level 2	—	—	—
Fair value as of June 30, 2022	$—	$—	$—

Note 10— Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the condensed financial statements was issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Recent Developments

On March 8, 2022, we entered into a business combination agreement (the “Business Combination Agreement”) with SatixFy Communications Ltd., a limited liability company organized under the laws of the State of Israel (“SatixFy”), and SatixFy MS, a Cayman Islands exempted company and a direct, wholly owned subsidiary of SatixFy (“Merger Sub”). Pursuant to the Business Combination Agreement, Merger Sub will merge with and into us (the “Business Combination”), with us surviving the Business Combination as a wholly-owned subsidiary of SatixFy.

At the effective time of the Business Combination (the “Effective Time”), (i) each Company Class A ordinary share, par value $0.0001 per share (excluding treasury shares, redeeming shares and dissenting shares), will be exchanged for one ordinary share of SatixFy and (ii) each outstanding warrant of us will be assumed by SatixFy and will become a warrant exercisable for one ordinary share of SatixFy (subject the terms and conditions of the Warrant Assumption Agreement).

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

On June 13, 2022, we entered into Amendment No. 1 to the Business Combination Agreement (the “BCA Amendment”). The BCA Amendment amends the Business Combination Agreement to (1) change the earliest date upon which the measurements may be taken for determining the vesting of the Price Adjustment Shares from 150 days after the closing to 30 days after the date on which the resale registration statement covering the securities issued to the Subscribers of the PIPE Financing is declared effective and (2) allow for up to $200,000 of working capital loans to be converted into warrants or other securities. Additionally, on June 13, 2022, we entered into Amendment No. 1 to the Sponsor Letter Agreement (the “Sponsor Letter Amendment”), to allow for up to $200,000 of working capital loans to be converted into warrants or other securities.

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

Results of Operations

For the three months ended June 30, 2022, we had a net income of $1,332,966 which consists of interest income from marketable securities of $244,969 and change in fair value of warrants of $2,378,580, offset by operating costs of $1,290,583.

For the six months ended June 30, 2022, we had a net income of $4,445,794 which consists of interest income from marketable securities of $260,583 and change in fair value of warrants of $7,304,607, offset by operating costs of $3,119,396.

For the April 23, 2021 (inception) through June 30, 2021, we had a net loss of $6,800 which consists of only formation costs.

Our business activities during the quarter consisted primarily of organizational activities and those necessary to identifying and evaluating prospective acquisition candidates for a Business Combination, including pursuing the consummation of the business combination with SatixFy. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

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

Liquidity and Capital Resources

As of June 30, 2022, we had $49,254 in our operating bank account, and working capital deficit of $3,095,928.

For the six months ended June 30, 2022, cash used in operating activities was $460,911.

For the period from April 23, 2021 (inception) through June 30, 2021, cash used in operating activities was $0.

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

Following the IPO and the sale of the Private Placement Warrants, a total of $201,000,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in a U.S.-based trust account (the “Trust Account”) established for the benefit of our public shareholders maintained by Continental Stock Transfer & Trust Company, acting as trustee. Transaction costs of the IPO amounted to $13,810,289 consisting of $4,000,000 of underwriting discounts and commissions, $9,000,000 of deferred underwriting discounts commissions and $810,289 of other cash offering costs, including $148,372 in repayment of the unsecured promissory note to our Sponsor. In addition, as of June 30, 2022 and December 31, 2021, $49,254 and $510,165 of cash was held outside of the Trust Account and is available for working capital purposes, respectively. The funds in the trust account are invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor and Cantor. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor or certain of our directors and officers as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any such working capital loans.

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

Going Concern

As of June 30, 2022, we have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our IPO. Following the IPO, we will not generate any operating revenues until after completion of its initial business combination. We have generated non-operating income in the form of interest income earned on the trust account balance in the amount of $268,266 which cannot used for working capital.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until March 17, 2023 to consummate the proposed Business Combination. It is uncertain that we will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by March 17, 2023, there will be a mandatory liquidation and our subsequent dissolution. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 17, 2023. We intend to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by March 17, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred discount of $0.45 per unit, or $9,000,000 in the aggregate. The deferred discount will become payable to the underwriters from the amounts held in the Trust Account after redemptions solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement and the side letter agreements.

Consulting Agreements

On May 27, 2022 (the “Third Addendum Effective Date”), that certain Consulting Agreement, commencing as of September 14, 2021, as amended by the First Addendum on December 2, 2021 and further amended by the Second Addendum on April 1, 2022, by and between ICR, LLC (the “Consultant”) and the Company was amended as follows: “Commencing on the Third Addendum Effective Date, the Twenty Thousand Dollar ($20,000.00) monthly fees for the months of April, May, June, July, August, and September 2022 listed in Section IV.B.i of the Agreement shall be deferred and payable upon the Transaction Date. If the Transaction occurs after September 30, 2022, twenty-five percent (25%) of the discretionary bonus shall become non-discretionary and be paid to the Consultant on the Transaction Date. As of June 30, 2022, $60,000 is included in accrued expenses.”

Critical Accounting Policies

Warrant Liability

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

We account for the Public Warrants and Private Placement Warrants as liabilities in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. Because we do not control the occurrence of events, such as a tender offer or exchange that may trigger cash settlement of the warrants where not all of the shareholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, and as such, the warrants are recorded as derivative liabilities.

Net Income (Loss) Per Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 17,630,000 potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three and six months ended June 30, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary shares for the periods.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. As a result of recent guidance to Special Purpose Acquisition Companies by the SEC regarding redeemable equity instruments, we revisited its application of ASC 480-10-S99 on our condensed financial statements. Subsequent to the re-evaluation, our management concluded that all of its Public Shares should be classified as temporary equity. Accordingly, 20,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Following the IPO and the sale of the Private Placement Warrants, a total of $201,000,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in the Trust Account. Transaction costs of the IPO amounted to $13,810,289, consisting of $4,000,000 of underwriting discounts and commissions, $9,000,000 of deferred underwriting discounts and commissions and $810,289 of other cash offering costs. In addition, as of June 30, 2022, $49,254 of cash was held outside of the Trust Account and is available for working capital purposes.

For a description of the use of the net proceeds from our IPO, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1

Amendment No. 1 to the Business Combination Agreement, dated June 13, 2022, by and among Endurance Acquisition Corp., SatixFy MS and SatixFy Communications Ltd. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2022)

10.1

Amendment No. 1 to the Sponsor Letter Agreement, dated as of June 13, 2022, by and among Endurance Antarctica Partners, LLC, Endurance Acquisition Corp. and SatixFy Communications Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2022)

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheet; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Changes in Shareholders’ Equity; (iv) Condensed Statements of Cash Flows; and (v) Notes to Interim Condensed Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Endurance Acquisition Corp.

Date: August 12, 2022	By:	/s/ Richard C. Davis
Richard C. Davis
Chief Executive Officer
(principal executive officer)

Date: August 12, 2022	By:	/s/ Romeo A. Reyes
Romeo A. Reyes
Chief Financial Officer
(principal financial and accounting officer)